Form 10-Q
period 2025-06-30
NMP Acquisition Corp.
filed 2025-08-13
CIK 2054876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-42725

NMP Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Bryant Street, No. 590
Palo Alto, CA 94301

(Address of principal executive offices, including zip code)

(408) 357-3214

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Class A Ordinary Share, $0.0001 par value per share, and one Right to acquire one-fifth of one Class A Ordinary Share	NMPAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	NMP	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fifth of one Class A Ordinary Share	NMPAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

As of August 13, 2025, the registrant had a total of 12,137,500 Class A ordinary shares, $0.0001 par value, issued and outstanding and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NMP ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NMP ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

NMP ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash	$1,325,110	$—
Prepaid expenses	25,600	17,800
Receivable from investors	4,239	—
Total Current Assets	1,354,949	17,800

Deferred offering costs	214,143	—
Total Assets	$1,569,092	$17,800

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$298,711	$—
Accrued expenses	287	17,500
Accrued offering expenses	14,218	—
Due to related party	—	25,000
Note payable – related party	155,093	30,300
Advances from investors – related party	975,000	—
Advances from investors	285,000	—
Total Current Liabilities	1,728,309	72,800

Commitments and contingencies (Note 7)

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 3,833,333 shares(1) and 1 share issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively	383	—
Additional paid-in capital	28,856	—
Accumulated deficit	(188,456)	(55,000)
Total Shareholder’s Deficit	(159,217)	(55,000)
Total Liabilities and Shareholder’s Deficit	$1,569,092	$17,800

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025 (Unaudited)	For the Six Months Ended June 30, 2025 (Unaudited)
Formation and operating expenses	$77,889	$133,456
TOTAL EXPENSES	77,889	133,456
Net loss	$(77,889)	$(133,456)

Weighted average shares outstanding, basic and diluted(1)	3,333,333	3,111,111
Basic and diluted net loss per ordinary share	$(0.02)	$(0.04)

(1)	Excludes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	1	$—	$—	$(55,000)	$(55,000)
Net loss	—	—	—	(55,567)	(55,567)
Repurchase of subscriber share	(1)	—	—	—	—
Issuance of Class B ordinary shares(1)	3,833,333	383	24,617	—	25,000
Balance, March 31, 2025	3,833,333	383	24,617	(110,567)	(85,567)
Net loss	—	—	—	(77,889)	(77,889)
Forfeiture of class B shares	(650,000)	—	—	—	—
Issuance of class B shares	650,000	—	4,239	—	4,239
Balance, June 30, 2025	3,833,333	383	$28,856	$(188,456)	$(159,217)

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 (Unaudited)
Cash Flows From Operating Activities:
Net loss	$(133,456)
Changes in operating assets and liabilities:
Prepaid expenses	(7,800)
Accrued expenses	(17,213)
Accounts payable	298,711
Net Cash Provided by Operating Activities	140,243

Cash Flows From Financing Activities:
Proceeds from issuance of Sponsor promissory note	124,793
Proceeds from investors and Sponsor	1,260,000
Deferred offering costs	(199,924)
Net Cash Provided by Financing Activities	1,184,867

Net change in cash	1,325,110

Cash at beginning of period	—
Cash at end of period	$1,325,110

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Class B ordinary shares issued for payment to vendor	$25,000
Class B ordinary shares issued for subscription receivable	$4,239
Accrued offering costs	$14,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

NMP Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 18, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from December 18, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from this offering. The Company has selected December 31 as its fiscal year end.

On July 2, 2025, the Company consummated the Initial Public Offering of 10,000,000 units (the “Public Units”) (each Public Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Public Shares”), and one right (the “Public Rights”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination; each five rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination; and the Company will not issue fractional ordinary shares), at $10.00 per Public Unit, which is discussed in Note 3. In addition, 400,000 Class A ordinary shares were issued to the designee of Maxim Group LLC (“Maxim”), the representative of the underwriters, as part of the underwriting compensation relating to the closing of the Initial Public Offering and sale and issuance of the Public Units (the “Representative Shares”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 170,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, or $1,700,000 in the aggregate (of which, $1,550,000 was paid in cash and $150,000 was satisfied by reduction of the principal balance underlying the promissory note issued to Next Move Capital LLC, the Company’s sponsor (the “Sponsor”)), to the Sponsor, certain third-party investors, none of which are affiliated with the Sponsor, the Company’s officers and directors, Maxim or any other investors (the “third-party investors”), and certain individuals who are registered persons of Maxim (the “Maxim individuals,” together with the third party investors, the “at-risk capital investors,” and together with the Sponsor, the “initial shareholders”) in a private placement (see Notes 4 and 5). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one right (the “Private Placement Rights”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial Business Combination. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

Subsequently, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Public Units (the “Over-Allotment Option Units”) occurred on July 10, 2025. The total aggregate issuance by the Company of 1,500,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000. On July 10, 2025, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 7,500 Private Placement Units to the Sponsor, generating gross proceeds of $75,000. In connection with the underwriters’ exercise of the over-allotment option in full, the Company also issued an additional 60,000 Representative Shares to the designee of the representative of the underwriters as part of the underwriting compensation relating to the closing of the over-allotment option and sale and issuance of the Over-Allotment Option Units. Further, the underwriters agreed to waive underwriting commissions relating to the Initial Public Offering in an amount equal to 0.25% of the gross proceeds from the issuance and sale of the Over-Allotment Option Units, or $37,500 in the aggregate. As a result, $37,500 that would have otherwise been payable by the Company as underwriting commissions to the underwriters in connection with the sale and issuance of the Over-Allotment Option Units will be available to the Company as additional working capital to be used by the Company prior to the completion of its initial Business Combination.

Transaction costs amounted to $5,458,023, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the representative of the several underwriters, and $320,523 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the funds held in the Trust Account). Funds may only be released to the Company to fund its working capital requirements, subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the Trust Account and/or to pay the Company’s income and franchise taxes, if any, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, the “permitted withdrawals”)). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Public Share sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a trust account (the “Trust Account”) and initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

The Company will provide the holders of the outstanding Public Shares, excluding the initial shareholders and the Company’s officers and directors to the extent they acquire Public Shares, either in the Initial Public Offering or in secondary market transactions thereafter (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares in connection with a general meeting called to approve the Business Combination. If the Company does not submit such Business Combination to its shareholders for approval, it will provide such shareholders with the opportunity to have their shares repurchased by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, which interest shall be net of permitted withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if shareholders pass an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association (the “Articles”) approving a Business Combination, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, or approved by a resolution in writing of all of the shareholders entitled to vote on such matter (or such other threshold as may be allowed under the Companies Act (Revised) of the Cayman Islands), or such other vote as required by applicable law or the stock exchange rules. Subject to limited exceptions, if the Company’s Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, shareholders will be required to pass a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, approving a plan of merger or plan of consolidation. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote in favor of or vote against, or abstain from voting on, a proposed Business Combination and waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming their shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The initial shareholders and the Company’s officers and directors have agreed (a) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination; and (b) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with a shareholder vote to amend the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial Business Combination activity. Further, the Sponsor and the Company’s officers and directors agreed not to propose, or vote in favor of, an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (ii) with respect to any other material provision relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval or effectiveness of any such amendment.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

If the Company has not completed a Business Combination (a) within 18 months from the closing of the Initial Public Offering or (b) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Articles (each such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any) subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors (the “Board”), liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial shareholders and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if any of the initial shareholders, or any of its respective affiliates, and the Company’s officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of the trust assets, in each case net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

At June 30, 2025, the Company had cash of $1,325,110 and a working capital deficit of $159,217.

Subsequent to the consummation of the Initial Public Offering and the exercise of the underwriters’ over-allotment option in full, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Further, our Sponsor has agreed to loan up to $300,000 in loans to cover organizational, offering-related and post-offering expenses, which may include transaction costs in connection with a Business Combination, which amount may be increased to $500,000, if we and our Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025. Additionally, interest earned on the funds held in the Trust Account may be released to us as permitted withdrawals to fund our working capital requirements, subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of the Initial Public Offering. Over this time period, the Company will be using the funds held outside of the Trust Account, and, to the extent needed, the additional sources of working capital described above, to pay for existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments (consisting of a normal accruals) considered for a fair presentation have been included. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period from December 18, 2024 (inception) through December 31, 2024, included in the Registration Statement on Form S-1 (File No. 333-286985) originally filed with the SEC on February 10, 2025.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of June 30, 2025 and December 31, 2024, the Company had $214,143 and $0, respectively, of deferred offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivatives outstanding as of June 30, 2025 and December 31, 2024.

Over-Allotment Liability

The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable Class A ordinary shares and will be accounted for as a liability pursuant to the guidance contained in the Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity.” There was no over-allotment option outstanding as of June 30, 2025 and December 31, 2024.

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights in accordance with the guidance contained in ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations. There were no rights outstanding as of June 30, 2025 and December 31, 2024.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures. This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of June 30, 2025 and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

In connection with the closing of the Initial Public Offering, the Company sold 10,000,000 Public Units at a purchase price of $10.00 per Public Unit, which resulted in total gross proceeds to the Company of $100,000,000. Each Public Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. Each five rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional ordinary shares.

Subsequently, the underwriters exercised the over-allotment option in full, pursuant to which the Company sold 1,500,000 Over-Allotment Option Units at a purchase price of $10.00 per Over-Allotment Option Unit. The closing of the issuance and sale of the Over-Allotment Option Units occurred on July 10, 2025, which resulted in total gross proceeds to the Company of $15,000,000.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain individuals purchased a total of 170,000 Private Placement Units, consisting of (i) 105,000 Private Placement Units purchased by the Sponsor and (ii) 65,000 Private Placement Units purchased by the at-risk capital investors. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units will expire worthless. The Private Placement Units (and the securities comprising such units) will not be transferable, assignable or salable until 30 days after the consummation of the Company’s initial Business Combination or earlier if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, subject to certain exceptions.

On July 10, 2025, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 7,500 Private Placement Units to the Sponsor, generating gross proceeds of $75,000.

NOTE 5 — RELATED PARTIES

Founder Shares

On January 13, 2025, the Sponsor received 3,833,333 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), as consideration for $25,000 in advances to cover expenses.

On June 30, 2025, the Sponsor forfeited 650,000 Founder Shares and the at-risk capital investors purchased 650,000 Founder Shares for an aggregate purchase price of approximately $4,239, which was received on July 2, 2025 and resulted in the Sponsor owning 3,183,333 Founder Shares. If the Initial Public Offering closing does not occur by July 30, 2025, the Company must redeem the at-risk capital investor’s Founder Shares for a cash payment equal to the initial purchase price paid by the at-risk capital investor for such Founder Shares. The initial public offering closed on July 2, 2025, therefore no at-risk capital investor Founder Shares had to be redeemed.

Up to 500,000 Founder Shares held by the Sponsor are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the Initial Public Offering, the underwriters’ fully exercised the over-allotment option. As such, no Founder Shares were forfeited by the Sponsor.

The initial shareholders and the Company’s officers and directors have agreed, subject to certain exceptions, not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier of: (i) six months after the completion of an initial Business Combination and (ii) the date on which the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 75 days after an initial Business Combination, or earlier if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 — RELATED PARTIES (cont.)

Administrative Services

The Company entered into an Administrative Services Agreement, pursuant to which, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will accrue payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof from amounts released as permitted withdrawals or upon completion of its initial Business Combination or its liquidation, assuming there is cash available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required except as described in connection with the promissory note described below (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, except in connection with the note payable described below, there are no other amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of a promissory note dated December 31, 2024, which amount was increased to $300,000 on June 23, 2025 pursuant to an amendment to the promissory note, and may be further increased to $500,000 if the Company and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans are non-interest bearing, unsecured and are due on the date in which the Company consummates its initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. At the closing of the Initial Public Offering, $150,000 of the outstanding principal balance of these loans will be deemed to be repaid and settled in connection with the Sponsor’s purchase of Private Placement Units at a price of $10.00 per unit (such deemed repayment being attributed to the purchase of 15,000 Private Placement Units by the Sponsor) (see Note 4). As of June 30, 2025 and December 31, 2024, the Company drew an aggregate of $155,093 and $30,300, respectively, against the promissory note. Outstanding amounts under this loan may be repaid upon the closing of the Company’s initial Business Combination out of the proceeds of the Initial Public Offering and sale of the Private Placement Units not held in the Trust Account.

Advances from Sponsor

As of December 31, 2024, the Sponsor advanced $25,000 which has been allocated to the purchase of the Sponsor’s Founder Shares. This advance was used for the purchase of the Sponsor’s Founder Shares pursuant to that certain Founder Share Subscription Agreement, dated January 13, 2025, between the Company and the Sponsor, on such date. As of June 30, 2025 there were no advances from Sponsor remaining except for the amount advanced for the Private Placement Units as described in Note 6.

NOTE 6 — ADVANCES FROM INVESTORS

As of June 30, 2025, the Company received advance payments of $975,000 from the Sponsor and $285,000 from the Maxim individuals for the purchase of Private Placement Units in connection with the Initial Public Offering that closed on July 2, 2025 and the exercise of the underwriters’ over-allotment that closed on July 10, 2025. The investments were recorded in payables as of June 30, 2025 and settled simultaneously with the Initial Public Offering on July 2, 2025 and the exercise of the underwriters’ over-allotment on July 10, 2025.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Representative Shares and Private Placement Units (and the securities comprising such units, as applicable, and any Class A ordinary shares issuable upon conversion of the Founder Shares) will be entitled to registration rights pursuant to the registration rights agreements to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). Pursuant to the registration rights agreements, the Company agreed to file a registration statement covering the registration of these securities within 30 days from the date the Company complete its initial Business Combination (or such later date agreed upon by the Company, the Sponsor and Maxim). Further, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES (cont.)

Risks and Uncertainties

Management is currently evaluating the impact of significant global events, such as the COVID-19 pandemic, the Russia/Ukraine and Israel/Hamas conflicts, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Class A ordinary shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts. Following the closing of the Initial Public Offering, the underwriters’ fully exercised the over-allotment option, which closed on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor, except such shares that were forfeited in connection with the purchase of Founder Shares by the at-risk capital investors.

The underwriters received a cash underwriting discount of $0.05 per Public Unit sold in the Initial Public Offering, or $500,000 in the aggregate (or $575,000 in the aggregate if the underwriters’ over-allotment option is exercised in full).

In addition, 400,000 Representative Shares were issued to the designee of the representative of the underwriters as part of the underwriting compensation relating to the closing of the Initial Public Offering and the issuance and sale of the Public Units.

In connection with the underwriters’ exercise of the over-allotment option in full, the Company also issued an additional 60,000 Representative Shares to the designee of the representative of the underwriters as part of the underwriting compensation relating to the closing of the over-allotment option and sale and issuance of the Over-Allotment Option Units. Further, the underwriters agreed to waive underwriting commissions relating to the Initial Public Offering in an amount equal to 0.25% of the gross proceeds from the issuance and sale of the Over-Allotment Option Units, or $37,500 in the aggregate.

NOTE 8 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On January 13, 2025, the Sponsor received 3,833,333 of the Company’s Class B ordinary shares as Founder Shares for a payment of $25,000. On January 16, 2025, the Company repurchased the subscriber share at par value.  On June 30, 2025, the Sponsor forfeited 650,000 Founder Shares and at-risk capital investors purchased 650,000 Founder Shares for an aggregate purchase price of approximately $4,239, which resulted in the Sponsor owning 3,183,333 Founder Shares. Up to 500,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. Following the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor. Only holders of the Founder Shares will have the right to vote on the appointment of directors and on any resolution to approve any transfer by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolutions required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company) prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of its shareholders except as otherwise required by law or the Articles. In connection with an initial Business Combination, the Company may enter into a shareholder agreement or other arrangement with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of an initial Business Combination, or earlier at the option of the holder.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 — SHAREHOLDER’S DEFICIT (cont.)

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will be rounded down to the nearest whole share.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On July 2, 2025, the Company consummated its Initial Public Offering of 10,000,000 Public Units (each Public Unit consists of one Public Share and one Public Right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination; each five rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination; and the Company will not issue fractional Class A ordinary shares), at $10.00 per Public Unit, resulting in gross proceeds of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 170,000 Private Placement Units at a price of $10.00 per unit, or $1,700,000 in the aggregate, to the Sponsor and the at-risk capital investors in a private placement (of which, $1,550,000 was paid in cash and $150,000 was satisfied by reduction of the principal balance underlying the promissory note issued to the Sponsor). Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial Business Combination. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

Subsequently, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units occurred on July 10, 2025. The total aggregate issuance by the Company of 1,500,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000.

On July 10, 2025, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 7,500 Private Placement Units to the Sponsor, generating gross proceeds of $75,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this “report,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our final prospectus dated June 30, 2025 (the “Prospectus”) and in any subsequent filing we make with the U.S. Securities and Exchange Commission (the “SEC”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this report to conform these statements to actual results or revised expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We may pursue an initial business combination target in any business, industry and geographic location. We have not selected any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the private placement of private placement units (the “Private Placement”), our shares, debt or a combination of cash, shares and debt. We will have up to 18 months from the closing of the IPO to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association (the “Amended Charter”) to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our shares issued in the IPO (the “public shares”) if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity).

Following the closing of the IPO and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements – subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the Trust Account – and/or to pay our income and franchise taxes, if any, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, “permitted withdrawals”)), to complete our initial business combination. Except with respect to permitted withdrawals and/or pay dissolution expenses, the proceeds from the IPO and Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our Amended Charter; (c) the repurchase of shares by means of a tender offer pursuant to the Amended Charter (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Amended Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the Amended Charter.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 18, 2024, the date of the Company’s inception, have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three and six months ended June 30, 2025, we had a net loss of $77,889 and $133,456, respectively, which are comprised of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2025, our cash balance was $1,325,110 and a working capital deficit of $159,217. Further, Next Move Capital LLC, the Company’s sponsor (the “Sponsor”), has agreed to loan up to $300,000 in loans to cover organizational, offering-related and post-offering expenses, which amount may be increased to $500,000, if we and our Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025 (as amended, the “Note”). Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B ordinary shares (the “founder shares”) by the Sponsor and loans from our Sponsor.

On July 2, 2025, we consummated our IPO of 10,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (each, a “Class A ordinary share”), and one right (each, a “right”) to receive one-fifth of one Class A ordinary share upon the completion of our initial business combination. We granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any (the “Over-Allotment Option Units”). Simultaneously with the closing of our IPO, we consummated the Private Placement of an aggregate of 170,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, consisting of: (i) 105,000 Private Placement Units to the Sponsor, and (ii) 65,000 Private Placement Units to certain unaffiliated third-party investors and certain individuals who are registered persons of Maxim Group LLC (collectively, the “at-risk capital investors”), for an aggregate of $1,700,000, $1,550,000 of which was paid in cash and $150,000 was satisfied by reduction of the principal balance underlying the Note. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth of one class A ordinary share upon the completion of our initial business combination.

Subsequently, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units closed on July 10, 2025. As a result, we sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $11,500,000. Simultaneously with the closing of the full exercise of the underwriters’ over-allotment option, we completed the private sale of 7,500 Private Placement Units to the Sponsor, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $75,000.

Transaction costs amounted to $5,458,023, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the designee of the representative of the several underwriters, and $320,523 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of permitted withdrawals and dissolution expenses, to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We will use the funds held outside of the Trust Account and other sources of available capital, including the Note and any additional loans, and amounts of interest earned on the Trust Account that may be released to us as permitted withdrawals, primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We expect our primary liquidity requirements during that period to include approximately $125,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $175,000 for legal and accounting fees and related to regulatory reporting requirements; $85,000 for continued listing fees on The Nasdaq Stock Market LLC and approximately $15,000 for general working capital that will be used for miscellaneous expenses, general corporate purposes, liquidation obligations and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In the event that we incur additional expenses prior to the closing of the initial business combination, we expect that such amounts will be satisfied from permitted withdrawals of interest earned on the amounts held in the Trust Account in an amount up to $300,000 and, if necessary, additional loans from our sponsor. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses. Moreover, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern Consideration

At June 30, 2025, the Company had cash of $1,325,110 and a working capital deficit of $159,217.

Subsequent to the consummation of the Initial Public Offering and the exercise of the underwriters’ over-allotment option in full, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company additional loans to finance transaction costs in connection with an initial business combination, except such amounts as may be loaned in accordance with the terms of the Note.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of the Initial Public Offering. Over this time period, the Company may use such amounts that may be released to the Company from the Trust Account as permitted withdrawals and additional loans, if any, and will otherwise use the funds held outside of the Trust Account to pay for existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Refer to “Note 5 – Related Party Transactions” in the unaudited condensed consolidated financial statements contained elsewhere in this report.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the accrual of $20,000 per month pursuant to the administrative services agreement we have entered into with the Sponsor for its office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or our liquidation, assuming there is cash available, the administrative services agreement will terminate, and we will cease accruing these monthly fees and will pay the outstanding amounts under the administrative services agreement.

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of the Note, which amount was increased to $300,000 on June 23, 2025 pursuant to an amendment to the Note, and may be further increased to $500,000 if we and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial business combination or on the date of its dissolution deadline, assuming there is cash available. As of June 30, 2025, we owed $155,093 to the Sponsor under the Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, we have not identified any critical accounting policies or estimates.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures. This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of June 30, 2025 and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. Refer to “Note 8 – Segment Information” in the unaudited condensed consolidated financial statements contained elsewhere in this report.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus, dated June 30, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during the 2025 fiscal year to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Use of Proceeds

On July 2, 2025, we consummated the IPO of 10,000,000 Units, at a purchase price of $10.00 per Public Share, generating proceeds of $100,000,000. Subsequently, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units closed on July 10, 2025, generating gross proceeds of $15,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-286985) (as amended, the “Registration Statement”). The Registration Statement was declared effective on June 30, 2025.

Following the closing of the IPO and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units (including the Over-Allotment Option Units) in the IPO and the Private Placement was placed in the Trust Account. The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), to complete our initial business combination. Except with respect to permitted withdrawals and/or dissolution expenses, the proceeds from the IPO and Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our Amended Charter; (c) the repurchase of shares by means of a tender offer pursuant to the Amended Charter (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Amended Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the Amended Charter.

Transaction costs relating to the IPO amounted to $5,458,023, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the designee of the representative of the several underwriters, and $320,523 of other offering costs.

There has been no material change in the planned use of the proceeds from the IPO and the Private Placement as is described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated June 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 3, 2025).
4.1	Rights Agreement, dated June 30, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 3, 2025).
10.1	First Amendment to Promissory Note, dated as of June 23, 2025 by the Registrant to Next Move Capital LLC (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A, as filed with the SEC on June 24, 2025).
10.2	Letter Agreement, dated June 30, 2025, by and among the Company, its officers, directors and Next Move Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on July 3, 2025).
10.3	Investment Management Trust Agreement, dated June 30, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on July 3, 2025).
10.4	Form of Registration Rights Agreement by and among the Company, the Sponsor, the Representative and each of the at-risk capital investors (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A, as filed with the SEC on June 26, 2025).
10.5	Sponsor Units Purchase Agreement, dated June 30, 2025, by and between the Company and Next Move Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, as filed with the SEC on July 3, 2025).
10.6	Form of Subscription Agreement by and between the Company and each of the at-risk capital investors (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, as filed with the SEC on July 3, 2025).
10.7	Administrative Services Agreement, dated June 30, 2025, between the Company and Next Move Capital LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, as filed with the SEC on July 3, 2025).
10.8	Form of Indemnity Agreement by and between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A, as filed with the SEC on June 5, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2025	NMP Acquisition Corp.

	By:	/s/ Melanie Figueroa
Melanie Figueroa
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Nadir Ali
Nadir Ali
Chief Financial Officer and Director (Principal Financial and Accounting Officer)