Form 10-Q
period 2025-09-30
NMP Acquisition Corp.
filed 2025-11-12
CIK 2054876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☒ Yes ☐ No

As of November 10, 2025, the registrant had a total of 12,137,500 Class A ordinary shares, $0.0001 par value, issued and outstanding and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NMP ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NMP ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash	$440,824	$—
Prepaid expenses	231,353	17,800
Total Current Assets	672,177	17,800

Investments held in Trust Account	116,163,000	—
Total Assets	$116,835,177	$17,800

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$100,371	$—
Accrued expenses	—	17,500
Due to related party	—	25,000
Note payable – related party	5,093	30,300
Total Current Liabilities	105,464	72,800

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at $10.10 per share	116,163,000	—

Shareholder’s Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 637,500 and 0 shares issued and outstanding, excluding 11,500,000 and 0 Class A ordinary shares subject to possible redemption. as of September 30, 2025 and December 31, 2024	64	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 3,833,333 shares(1) and 1 share issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively	383	—
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	566,266	(55,000)
Total Shareholder’s Equity (Deficit)	566,713	(55,000)
Total Liabilities and Shareholder’s Equity (Deficit)	$116,835,177	$17,800

(1)	Includes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2025 (Unaudited)	For the Nine Months Ended September 30, 2025 (Unaudited)
Formation and operating expenses	$191,047	$324,503
TOTAL EXPENSES	191,047	324,503

Other income
Investment income on investments held in Trust	1,163,000	1,163,000
TOTAL OTHER INCOME	1,163,000	1,163,000

Net income	$971,953	$838,497

Weighted average redeemable ordinary shares outstanding, basic and diluted	11,119,565	3,747,253
Basic and diluted net income per share	$0.06	$0.11

Weighted average non-redeemable ordinary shares outstanding, basic and diluted(1)	4,451,105	3,858,980
Basic and diluted net income per share	$0.06	$0.11

(1)	Excludes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	—	$—	1	$—	$—	$(55,000)	$(55,000)
Net loss	—	—	—	—	—	(55,567)	(55,567)
Repurchase of subscriber share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares(1)	—	—	3,833,333	383	24,617	—	25,000
Balance, March 31, 2025	—	—	3,833,333	383	24,617	(110,567)	(85,567)
Net loss	—	—	—	—	—	(77,889)	(77,889)
Forfeiture of class B ordinary shares	—	—	(650,000)	—	—	—	—
Issuance of class B ordinary shares	—	—	650,000	—	4,239	—	4,239
Balance, June 30, 2025	—	—	3,833,333	383	28,856	(188,456)	(159,217)
Net income			—	—	—	971,953	971,953
Conversion of related party Promissory Note					150,000		150,000
Remeasurement					(1,858,580)	(217,231)	(2,075,811)
Offering costs					(412)		(412)
Public rights, fair value					55,200		55,200
Private Placement Units, proceeds	177,500	18			1,624,982		1,625,000
Issuance of Class A ordinary shares to representative	460,000	46	—	—	(46)	—	—
Balance, September 30, 2025	637,500	$64	3,833,333	$383	$—	$566,266	$566,713

(1)	Includes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2025 (Unaudited)
Cash Flows From Operating Activities:
Net income	$838,497
Investment income earned on Trust assets	(1,163,000)
Changes in operating assets and liabilities:
Prepaid expenses	(213,554)
Accrued expenses	(13,708)
Accounts payable	100,371
Net Cash Used In Operating Activities	(451,394)

Cash Flows From Investing Activities:
Cash deposited into Trust	(115,000,000)
Net Cash Used in Investing Activities	(115,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Sponsor promissory note	124,793
Proceeds from initial public offering	115,000,000
Proceeds from Private Placement	1,625,000
Payment of offering costs	(857,575)
Net Cash Provided by Financing Activities	115,892,218

Net change in cash	440,824

Cash at beginning of period	—
Cash at end of period	$440,824

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Class B ordinary shares issued for advance from sponsor	$25,000
Class B ordinary shares issued for subscription receivable	$4,239
Remeasurement of Class A ordinary shares subject to possible redemption	$2,075,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from December 18, 2024 (inception) through September 30, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Subsequent to the closing of the Initial Public Offering, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Public Units (the “Over-Allotment Option Units,” and together with the Public Units, the “Units”) occurred on July 10, 2025. The total aggregate issuance by the Company of 1,500,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000. On July 10, 2025, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 7,500 Private Placement Units to the Sponsor, generating gross proceeds of $75,000. In connection with the underwriters’ exercise of the over-allotment option in full, the Company also issued an additional 60,000 Representative Shares to the designee of the representative of the underwriters as part of the underwriting compensation relating to the closing of the over-allotment option and sale and issuance of the Over-Allotment Option Units. Further, the underwriters agreed to waive underwriting commissions relating to the Initial Public Offering in an amount equal to 0.25% of the gross proceeds from the issuance and sale of the Over-Allotment Option Units, or $37,500 in the aggregate. As a result, $37,500 that would have otherwise been payable by the Company as underwriting commissions to the underwriters in connection with the sale and issuance of the Over-Allotment Option is available to the Company as additional working capital to be used by the Company prior to the completion of its initial Business Combination.

On August 28, 2025, the Company announced that, on or around September 3, 2025, the holders of the Units were able to elect to separately trade the Class A ordinary shares and the rights included in the Units. Any Units not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market (“Nasdaq”) under the symbol “NMPAU.” The Class A ordinary shares and the rights that are separated will trade on Nasdaq under the symbols “NMP” and “NMPAR,” respectively. No fractional rights will be issued upon separation of the units and only whole rights will trade.

Transaction costs amounted to $5,457,575, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the representative of the several underwriters, and $320,075 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally towards complying with the Company’s financial reporting obligations and consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the funds held in the Trust Account). Funds may only be released to the Company to fund its working capital requirements, subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the Trust Account and/or to pay the Company’s income and franchise taxes, if any, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, the “permitted withdrawals”)). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, and subsequently the closing of the Over-Allotment Option, an amount of $115,000,000 (or $10.00 Unit) from the net proceeds of the Initial Public Offering, Over-Allotment Option and Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

The Company will provide the holders of the outstanding Public Shares, excluding the initial shareholders and the Company’s officers and directors to the extent they acquire Public Shares, either in the Initial Public Offering or in secondary market transactions thereafter (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares in connection with a general meeting called to approve the Business Combination. If the Company does not submit such Business Combination to its shareholders for approval, it will provide such shareholders with the opportunity to have their shares repurchased by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, which interest shall be net of permitted withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern Considerations

At September 30, 2025, the Company had cash of $440,824 and a working capital of $566,713.

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

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments (consisting of a normal accruals) considered for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period from December 18, 2024 (inception) through December 31, 2024, included in the Registration Statement on Form S-1 (File No. 333-286985) originally filed with the SEC on February 10, 2025.

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

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following tables reflect the calculation of basic and diluted net income per ordinary share.

For the Three Months Ended
September 30,
2025
Redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$694,106
Denominator: Basic and diluted weighted average ordinary shares outstanding	11,119,565
Basic and diluted net income per ordinary share	$0.06
Non-redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$277,847
Denominator: Basic and diluted weighted average ordinary shares outstanding	4,451,105
Basic and diluted net income per ordinary share	$0.06

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the Nine Months Ended
September 30,
2025
Redeemable ordinary shares
Numerator: Allocation of net income, basic	$413,090
Denominator: Basic weighted average shares outstanding	3,747,253
Basic net income per ordinary share	$0.11
Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$425,407
Denominator: Basic weighted average shares outstanding	3,858,980
Basic net income per ordinary share	$0.11

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Investments Held in Trust Account

On September 30, 2025, the Company had $116,163,300 in cash and investments held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights in accordance with the guidance contained in ASC 815. Under ASC 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations. There were 2,335,500 and 0 rights outstanding as of September 30, 2025 and December 31, 2024, respectively.

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

On September 30, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less: Proceeds allocated to public rights	(55,200)
Less: Class A ordinary share issuance costs	(857,611)
Add: Remeasurement of carrying value to redemption value	2,075,811
Class A ordinary shares subject to possible redemption September 30, 2025	$116,163,000

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — “Segment Reporting — Improvements to Reportable Segment Disclosures”. This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025 and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 — INITIAL PUBLIC OFFERING

In connection with the closing of the Initial Public Offering, the Company sold 10,000,000 Public Units at a purchase price of $10.00 per Public Unit, which resulted in total gross proceeds to the Company of $100,000,000. Each Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. Each five rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional ordinary shares.

Subsequently, the underwriters exercised the over-allotment option in full, pursuant to which the Company sold 1,500,000 Over-Allotment Option Units at a purchase price of $10.00 per Over-Allotment Option Unit. The closing of the issuance and sale of the Over-Allotment Option Units occurred on July 10, 2025, which resulted in total gross proceeds to the Company of $15,000,000.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain individuals purchased a total of 170,000 Private Placement Units, consisting of (i) 105,000 Private Placement Units purchased by the Sponsor and (ii) 65,000 Private Placement Units purchased by the at-risk capital investors. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units are identical to the Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units will expire worthless. The Private Placement Units (and the securities comprising such units) will not be transferable, assignable or salable until 30 days after the consummation of the Company’s initial Business Combination or earlier if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, subject to certain exceptions.

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

Up to 500,000 Founder Shares held by the Sponsor were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. Subsequent to the Initial Public Offering closing, the underwriters’ fully exercised the over-allotment option. As such, no Founder Shares were forfeited by the Sponsor.

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

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 — RELATED PARTIES (cont.)

Administrative Services

The Company entered into an Administrative Services Agreement, pursuant to which, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will accrue payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof from amounts released as permitted withdrawals or upon completion of its initial Business Combination or its liquidation, assuming there is cash available. For the three and nine months ended September 30, 2025 the Company incurred general and administrative services expenses of $60,000 which are included in formation and operating expenses on the unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required except as described in connection with the promissory note described below (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025 and December 31, 2024, except in connection with the note payable described below, there are no other amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of a promissory note dated December 31, 2024, which amount was increased to $300,000 on June 23, 2025 pursuant to an amendment to the promissory note, and may be further increased to $500,000 if the Company and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans are non-interest bearing, unsecured and are due on the date in which the Company consummates its initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. At the closing of the Initial Public Offering, $150,000 of the outstanding principal balance of these loans was deemed to be repaid and settled in connection with the Sponsor’s purchase of Private Placement Units at a price of $10.00 per unit (such deemed repayment being attributed to the purchase of 15,000 Private Placement Units by the Sponsor) (see Note 4). As of September 30, 2025 and December 31, 2024, an aggregate of $5,093 and $30,300, respectively, remained outstanding against the promissory note. Outstanding amounts under this loan may be repaid upon the closing of the Company’s initial Business Combination out of the proceeds of the Initial Public Offering and sale of the Private Placement Units not held in the Trust Account.

Advances from Sponsor

As of December 31, 2024, the Sponsor advanced $25,000 which was allocated to the purchase of the Sponsor’s Founder Shares pursuant to that certain Founder Share Subscription Agreement, dated January 13, 2025, between the Company and the Sponsor, on such date. As of September 30, 2025, there were no advances from the Sponsor remaining.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Class A ordinary shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. Following the closing of the Initial Public Offering, the underwriters’ fully exercised the over-allotment option, which closed on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor, except such shares that were forfeited in connection with the purchase of Founder Shares by the at-risk capital investors.

The underwriters received a cash underwriting discount and commission of $0.05 per Public Unit sold in the Initial Public Offering, or $500,000. Further, the underwriters agreed to waive underwriting commissions relating to the Initial Public Offering in an amount equal to 0.25% of the gross proceeds from the issuance and sale of the Over-Allotment Option Units, or $37,500 in the aggregate. As a result, the underwriters received additional cash underwriting discount and commission of $0.025 per Over-Allotment Option Unit sold in connection with the Over-Allotment Option, or $37,500.

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

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 637,500 and 0, respectively, Class A ordinary shares issued and outstanding, which excludes 11,500,000 Class A ordinary shares subject to possible redemption as of September 30, 2025.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On January 13, 2025, the Sponsor received 3,833,333 of the Company’s Class B ordinary shares as Founder Shares for a payment of $25,000. On January 16, 2025, the Company repurchased the subscriber share at par value.  On June 30, 2025, the Sponsor forfeited 650,000 Founder Shares and at-risk capital investors purchased 650,000 Founder Shares for an aggregate purchase price of approximately $4,239, which resulted in the Sponsor owning 3,183,333 Founder Shares. Up to 500,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Following the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor. Only holders of the Founder Shares will have the right to vote on the appointment of directors and on any resolution to approve any transfer by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolutions required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company) prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of its shareholders except as otherwise required by law or the Articles. In connection with an initial Business Combination, the Company may enter into a shareholder agreement or other arrangement with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

NMP ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 — SHAREHOLDER’S DEFICIT (cont.)

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

In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) all Class A ordinary shares issued and outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding private placement shares and shares issued to Maxim, the representative of our underwriters), (ii) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination) and (iii) minus any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination or certain amendments to our amended and restated articles of association prior to an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

NOTE 8 — SEGMENT INFORMATION

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Following the closing of the IPO and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements – subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the Trust Account – and/or to pay our income and franchise taxes, if any, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, “permitted withdrawals”)), to complete our initial business combination. Except with respect to permitted withdrawals and/or pay dissolution expenses, the proceeds from the IPO and Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our Amended Charter; (c) the repurchase of shares by means of a tender offer pursuant to the Amended Charter (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Amended Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the Amended Charter.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 18, 2024, the date of the Company’s inception, have been organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three and nine months ended September 30, 2025, we had a net income of $971,953 and $838,497, respectively, which are comprised of investment income on investments held in the Trust Account less formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2025, the Company had a cash balance of $440,824 and working capital of $566,713. Further, Next Move Capital LLC, the Company’s sponsor (the “Sponsor”), has agreed to loan up to $300,000 to cover organizational, offering-related and post-offering expenses, which amount may be increased to $500,000 if we and our Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025 (as amended, the “Note”). Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B ordinary shares (the “founder shares”) by the Sponsor and loans from our Sponsor.

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

Subsequent to the IPO closing, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units occurred on July 10, 2025. As a result, we sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $11,500,000. Simultaneously with the closing of the full exercise of the underwriters’ over-allotment option, we completed the private sale of 7,500 Private Placement Units to the Sponsor, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $75,000.

Transaction costs amounted to $5,457,575, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the designee of the representative of the several underwriters, and $320,075 of other offering costs.

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

We expect our primary liquidity requirements over the next 12 months   to include fees and expenses associated with satisfying our financial reporting obligations; legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; and general working capital that will be used for miscellaneous expenses, general corporate purposes, liquidation obligations and reserves net of estimated interest income.

We expect to satisfy our liquidity requirements with cash on hand, from permitted withdrawals of interest earned on the amounts held in the Trust Account in an amount up to $300,000 and, if necessary, additional loans from our sponsor. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses. Moreover, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

For the nine months ended September 30, 2025, cash used in operating activities was $451,394. Net income of $838,497 was affected by interest earned on investments held in the Trust Account of ($1,163,000), and net change in operating assets and liabilities of ($126,891).

For the nine months ended September 30, 2025, cash used in investing activities was $115,000,000, which was the amount required to be deposited into the Trust Account from the IPO, including the underwriters’ over-allotment option exercise in connection therewith, and Private Placement.

For the nine months ended September 30, 2025, cash provided by financing activities was $115,892,218, which is the proceeds from the IPO and the Private Placement, net of offering costs.

Going Concern Consideration

At September 30, 2025, the Company had cash of $440,824 and working capital of $566,713.

Subsequent to the consummation of the IPO, including the exercise of the underwriters’ over-allotment option in full, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company additional loans to finance transaction costs in connection with an initial business combination, except such amounts as may be loaned in accordance with the terms of the Note.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from the date of the IPO. Over this time period, the Company may use such amounts that may be released to the Company from the Trust Account as permitted withdrawals and additional loans, if any, and will otherwise use the funds held outside of the Trust Account to pay for existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Refer to “Note 5 – Related Party Transactions” in the unaudited condensed financial statements contained elsewhere in this report.

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

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of the Note, which amount was increased to $300,000 on June 23, 2025, pursuant to an amendment to the Note, and may be further increased to $500,000 if we and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial business combination or on the date of its dissolution deadline, assuming there is cash available. As of September 30, 2025, we owed $5,093 to the Sponsor under the Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, we have not identified any critical accounting policies or estimates.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting — Improvements to Reportable Segment Disclosures”. This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025, and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. Refer to “Note 8 – Segment Information” in the unaudited condensed financial statements contained elsewhere in this report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Use of Proceeds

Following the closing of the IPO and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units (including the Over-Allotment Option Units) in the IPO and the Private Placement was placed in the Trust Account. The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), to complete our initial business combination. Except with respect to permitted withdrawals and/or dissolution expenses, the proceeds from the IPO and Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our Amended Charter; (c) the repurchase of shares by means of a tender offer pursuant to the Amended Charter (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Amended Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the Amended Charter.

The remaining proceeds from the IPO and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

There has been no material change in the planned use of the proceeds from the IPO and the Private Placement as is described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: November 12, 2025	NMP Acquisition Corp.

	By:	/s/ Melanie Figueroa
Melanie Figueroa
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Nadir Ali
Nadir Ali
Chief Financial Officer and Director (Principal Financial and Accounting Officer)