Form 10-K
period 2025-12-31
NMP Acquisition Corp.
filed 2026-03-20
CIK 2054876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42725

NMP Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Bryant Street, No. 590
Palo Alto, CA 94301

(Address of principal executive offices and zip code)

(408) 357-3214

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the Class A ordinary shares of the registrant had not been trading on Nasdaq.

As of March 12, 2026, there were 15,970,833 ordinary shares issued and outstanding, including 12,137,500 Class A ordinary shares and 3,833,333 Class B ordinary shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NMP ACQUISITION CORP.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report” or “report”), references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association that became effective effect upon completion of our initial public offering, as amended and/or restated from time to time;

●	“at-risk capital investors” refers to the third-party investors and the Maxim individuals, collectively;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “we,” “us” or “our” refers to NMP Acquisition Corp.;

●	“Extension Period” are to any extended time that we have to consummate a business combination by the full amount of time, as described in more detail in this Annual Report, beyond 18 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association;

●	“founder shares” are to the 3,833,333 Class B ordinary shares initially purchased by our initial shareholders in a private placement purchase prior to our initial public offering and the Class A ordinary shares that will be issued upon conversion of the Class B ordinary shares;

●	“initial public offering” are to our initial public offering of public units consummated on July 2, 2025;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering, including our sponsor and the at-risk capital investors;

●	“management” or our “management team” are to our officers and directors;

●	“Maxim” are to Maxim Group LLC, one of the underwriters in the initial public offering;

●	“Maxim individuals” refers to certain individuals who are registered persons of Maxim and who purchased founder shares private placement units simultaneously with the closing of our initial public offering;

●	“sponsor” are to Next Move Capital LLC, a Nevada limited liability company;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

●	“permitted withdrawals” are to amounts withdrawn from the trust account (i) to fund our working capital requirements, which amount shall be subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the trust account, and/or (ii) to pay our income and franchise taxes, if any, provided that all permitted withdrawals can only be made from interest and not from the principal held in the trust account;

●	“private placement” are to the private placement of private placement units that we completed simultaneously with the closing of our initial public offering;

●	“private placement rights” are to the rights underlying the private placement units;

●	“private placement shares” are to the Class A ordinary shares underlying the private placement units;

●	“private placement units” are to the units issued in the private placement simultaneously with the closing of our initial public offering (including the private placement units sold in connection with the exercise of the underwriters’ over-allotment option);

●	“public rights” are to the rights sold as part of the public units in our initial public offering (or acquired in the open market);

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (or acquired thereafter in the open market);

●	“public units” are to the units sold in the initial public offering, including the units sold in connection with the exercise of the underwriters’ over-allotment option (or acquired thereafter in the open market);

●	“Registration Statement” are to the registration statement on Form S-1 (File No. 333-286985) initially filed with the SEC on February 10, 2025, as amended, and declared effective on June 30, 2025;

●	“representative shares” are to the Class A ordinary shares issued to Maxim or its designees as compensation in connection with our initial public offering;

●	“third-party investors” refers to certain third-party investors (none of which are affiliated with any member of our management, our sponsor or any other investor) who purchased founder shares and private placement units simultaneously with the closing of our initial public offering; and

●	“trust account” are to the trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on December 18, 2024, as a Cayman Islands exempted company with limited liability, formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our shares, debt or a combination of cash, shares and debt.

Our management team is led by our Chief Executive Officer and director, Melanie Figueroa, and our Chief Financial Officer and director, Nadir Ali. Our team consists of experienced professionals and senior operating executives. We believe we will benefit from their accomplishments in identifying attractive acquisition opportunities. Further, we believe our management team’s operating and transaction execution experience and relationships with companies will provide us with a number of potential business combination targets. Over the course of their careers, the members of our management team have developed a network of contacts and corporate relationships.

Our management team has experience in target selection, negotiation, transaction structuring, capital raising and merger execution. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We believe our management team’s operating and transaction experience and relationships with companies will provide us with a number of potential business combination targets.

Past performance of our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our management team as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.

Initial Public Offering and Private Placement

On July 2, 2025, we consummated our initial public offering of 10,000,000 public units. Each public unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the completion of the initial business combination. The public units were sold at an offering price of $10.00 per public unit, generating total gross proceeds of $100,000,000. On July 2, 2025, simultaneously with the closing of the initial public offering, we completed the private placement of 170,000 private placement units to our sponsor and the at-risk capital investors, at a purchase price of $10.00 per private placement unit, generating gross proceeds to us of $1,700,000. In connection with the offering of the public units and the sale of private placement units, the proceeds of $100,000,000 from the proceeds of the initial public offering and simultaneous private placement were placed in the trust account.

Subsequent to the closing of our initial public offering, Maxim notified us of its exercise of the over-allotment option in full to purchase additional 1,500,000 public units (the “over-allotment option”). As a result, on July 10, 2025, an additional 1,500,000 public units were sold at price of $10.00 per unit (the “over-allotment units”), generating gross proceeds of $15,000,000. Simultaneously with the issuance and sale of the over-allotment units, we completed a private placement sale of an additional 7,500 private placement units to the sponsor, at a price of $10.00 per private placement unit, generating gross proceeds of $75,000.

In connection with the initial public offering and the sale of the over-allotment units, we issued a total of 460,000 representative shares to Maxim or its designees as part of the underwriting compensation relating to the closing of the initial public offering and over-allotment option. Further, the underwriters agreed to waive underwriting commissions relating to the initial public offering in an amount equal to 0.25% of the gross proceeds from the issuance and sale of the over-allotment units, or $37,500 in the aggregate. As a result, $37,500 that would have otherwise been payable by us as underwriting commissions to the underwriters in connection with the sale and issuance of the over-allotment units was available to us as additional working capital to be used prior to the completion of our initial business combination.

An amount of $115,000,000 from the net proceeds of the initial public offering, over-allotment option and simultaneous private placement were placed in the trust account established for the benefit of our public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. We will have up to 18 months from the closing of the initial public offering to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our public shares issued in the initial public offering if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity).

Our management has broad discretion with respect to the specific application of the proceeds of the initial public offering and the private placement that are held out of the trust account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

The public shares and public rights trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “NMP” and “NMPAR,” respectively. Public units not separated will continue to trade on Nasdaq under the symbol “NMPAU.” Holders of public units will need to have their brokers contact Continental Stock Transfer & Trust Company, our transfer agent, in order to separate the holders’ public units into public shares and public rights.

Acquisition Strategies

We will seek to capitalize on the strength of our management team and board of directors. Our team consists of experienced investment banking, financial services and capital market professionals and senior operating executives of companies in multiple industries and disciplines. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have prior experience consummating business combination for “blank check” companies in various capacities, including as part of a sponsor group, members of the management team of a target company consummating a business combination with a “blank check” company and as advisors. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the industry or geographic location of targets we can pursue. Therefore, we intend to focus our search for an initial business combination on any private companies that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets.

Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. In addition to the factors listed above, we have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may decide to deviate from these criteria and guidelines.

Resilient Business Model.    We intend to seek target companies that have a resilient business model. Such companies are better positioned to adapt to changing market conditions and consumer preferences, which could provide a competitive advantage.

Industry Leadership with Sustainable Competitive Advantage.    We expect to focus on companies that are or have the potential to become leaders in its verticals. We will look for companies with higher operating efficiency, stronger brand recognition, broader distribution channels or any other characteristic that enable the company to achieve long-term competitive proposition.

Revenue and Earnings Growth Potential.    We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage. We expect such businesses to provide promising risk-adjusted return for our shareholders.

Benefit from Being a Public Company.    We intend to acquire a business or businesses with organic and inorganic growth potential that can benefit from being publicly traded and effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

Platforms that Benefit from “Bolt-On” Acquisitions.    We may also target businesses that can serve as scalable platforms with the potential to drive incremental value through strategic “bolt-on” acquisitions. We may seek companies operating in industries where consolidation can enhance competitive positioning, accelerate growth and improve margins. We believe that a public company structure and access to capital markets will further enable these businesses to pursue and execute such acquisitions as part of a broader value creation strategy.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report and in our other filings with the SEC, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering.

We will have up to 18 months from the closing of our initial public offering to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity). Our initial shareholders will lose their entire investment in us, except to the extent they are entitled to redeem any public shares they acquire, as described in this report, or to receive liquidating distributions on the founder shares from assets outside the trust account, if our initial business combination is not completed within 18 months from the closing of our initial public offering unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares and our private placement units will be worthless.

We have not entered into a definitive agreement with respect to an initial business combination. Our management team and directors are actively engaged in identifying and evaluating potential business combination opportunities and may from time to time engage in discussions with one or more potential targets regarding a potential transaction. Such discussions may involve the execution of preliminary agreements, including non-binding letters of intent or similar arrangements, which are subject to the completion of due diligence and the negotiation and execution of definitive documentation. Any such preliminary arrangements would not obligate the parties to consummate a business combination. Accordingly, there can be no assurance that any such discussions will result in a definitive agreement or the completion of an initial business combination. As a result, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have substantial flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds available to use to complete a business combination with a different target company.

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement units, our shares, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We do not believe we will need to raise additional funds following our initial public offering in order to meet our anticipated operating expenses. However, if our estimates of the costs of identifying a target business, undertaking due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement shares, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering. Any such additional financing may cause material dilution to the holders of our public shares. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, the post-business combination company may need to obtain additional financing in order to meet its obligations.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or assets or for working capital.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

We are not prohibited from pursuing an initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor or our directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, directors or officers, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our sponsor and its members, members of our management team and our independent directors will directly or indirectly own founder shares, private placement units, private placement shares and/or private placement rights following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Potential Additional Financing

To the extent needed, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a private placement), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement shares, and may as a result be required to seek additional financing to complete such proposed initial business combination. Any such additional financing may cause material dilution to the holders of our public shares. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any private placement, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We will have until 18 months from the closing of our initial public offering to consummate an initial business combination. If we are unable to consummate an initial business combination within the allotted 18-month time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our Investment Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience. Due to the relationships among our sponsor, management team and their respective affiliates, we believe that we will have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our founder shares and/or private placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

Financial Position

With funds available for a business combination initially in the amount of $115,000,000, assuming no redemptions and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares (or securities convertible into or exercisable for ordinary shares) could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time consuming and burdensome to present to shareholders.

So long as we obtain and maintain a listing for our securities on Nasdaq, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases and Other Transactions With Respect to our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial shareholders, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our initial shareholders, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial shareholders, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our initial shareholders, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders (excluding our initial shareholders, officers and directors to the extent they acquire public shares, either in our initial public offering or in secondary market transactions thereafter) with the opportunity to redeem, regardless of whether they abstain, vote in favor of or vote against our initial business combination, all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of permitted withdrawals) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. Our sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders (excluding our initial shareholders, officers and directors to the extent they acquire public shares, either in our initial public offering or in secondary market transactions thereafter) with the opportunity to redeem, regardless of whether they abstain, vote in favor of or vote against our initial business combination, all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement.

Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination at the applicable general meeting of the Company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor and our officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination). A quorum for such meeting will consist of the holders of at least one-third of the then issued and outstanding shares (whether in person or by proxy) and our initial shareholders will count towards this quorum. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own approximately 25.1% of our issued and outstanding ordinary shares (including the private placement shares and the representative shares) entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote in favor of or against, or abstain from voting on, the proposed transaction. In addition, our sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of our Initial Business Combination If we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor and our officers and directors have agreed, pursuant to a letter agreement entered into with us, to waive their right to have any founder shares, private placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares or private placement shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering or during any Extension Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

We will have only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the 18-month time period or during any Extension Period.

Our sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering or during any Extension Period. However, if our initial shareholders, directors and/or officers acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor and our officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering, or (ii) with respect to the other provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity, unless we provide our public shareholders (excluding our initial shareholders, officers and directors to the extent they acquire public shares, either in our initial public offering or in secondary market transactions thereafter) with the opportunity to redeem their Class A ordinary shares upon the effectiveness of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals) divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the trust account, if any. We cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that we do not have sufficient funds for claims and liabilities, shareholders who received funds from our trust account could be liable for claims made by creditors. If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering or during any Extension Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition or blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We do not currently own or lease any material physical properties. Currently, most of our business is conducted remotely or we utilize the office space provided by our sponsor, as needed. The cost for this space is included in the $20,000 per month fee that we will pay our sponsor for office space, administrative and support services from amounts released to us as permitted withdrawals, or upon the consummation of our initial business combination or at the time of our dissolution, assuming there is cash available. We consider our current office space adequate for our current operations.

Employees

As of the date of this report, we have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our public units, public shares and public rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, and we intend to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the prior June 30th.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations, followed by another material risk that should be reviewed when considering an investment in our securities.

For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in the Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate the initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Risks Associated with Acquiring and Operating a Business Outside of the U.S.

●	If we effect our initial business combination with a company located outside of the U.S., we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

●	If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Risks Relating to our Sponsor and Management Team

●	Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Since our sponsor, officers and directors, and any other persons who have an interest in our founder shares and/or private placement units, including any non-managing sponsor investors, will lose their entire investment in us, except to the extent they are entitled to redeem any public shares they acquire, as described in this report, or to receive liquidating distributions on the founder shares from assets outside the trust account, if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or the members of our sponsor to indirectly, transfer founder shares and private placement shares or membership interests in our sponsor in a transaction in which our sponsor removes itself as our sponsor before identifying an initial business combination, which may deprive us of key personnel.

●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Risks Relating to Our Securities

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The grant of registration rights to our initial shareholders and holders of our private placement units and representative shares may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

General Risks Related to Our Business

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Risks Relating to Taxation

We believe that we likely were a passive foreign investment company, or “PFIC,” during the fiscal year ended December 31, 2025, which may result in adverse U.S. federal income tax consequences to U.S. holders.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the Registration Statement titled “Income Tax Considerations – Certain U.S. Federal Income Tax Considerations - U.S Holders”) of our Class A ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the Registration Statement titled “Income Tax Considerations – Certain U.S. Federal Income Tax Considerations - U.S Holders – Passive Foreign Investment Company Rules”). We expect to consummate a business combination in calendar year 2026 based on our 18-month time horizon. However, we are uncertain of the timing of a business combination and whether we will successfully consummate a business combination in 2026 or later. Because we are a blank check company with no current active business prior to our initial business combination, and based upon the composition of our income and assets, and upon a review of our financial statements, we likely were a PFIC for U.S. federal income tax purposes for the fiscal year ended December 31, 2025. We are uncertain if we will continue to be a PFIC in 2026 making it difficult to determine the availability of the PFIC start-up exception to fiscal year ended December 31, 2025. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the Registration Statement titled “Income Tax Considerations – Certain U.S. Federal Income Tax Considerations - U.S Holders – Passive Foreign Investment Company Rules.”

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board of directors deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our initial public offering.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located at 555 Bryant Street, No. 590, Palo Alto, CA 94301 and our telephone number is (408) 357-3214.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our public units, public shares and public rights are each traded on the Nasdaq Global Market under the symbols “NMPAU,” “NMP” and “NMPAR,” respectively.

Holders

As of the date hereof, we had 13 holders of record of our units, 2 holders of record of our separately traded public shares, 12 holders of record of our Class B ordinary shares and 1 holder of record of our separately traded public rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

There are no transactions that have not been previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds from Registered Offerings

Following the closing of the initial public offering and over-allotment option, an amount of $115,000,000 ($10.00 per unit) from the net proceeds of the sale of the public units (including the over-allotment units) in the initial public offering and the private placement was placed in the trust account. The funds in the trust account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), to complete our initial business combination. Except with respect to permitted withdrawals and/or dissolution expenses, the proceeds from the initial public offering and private placement held in the trust account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our amended and restated memorandum and articles of association; (c) the repurchase of shares by means of a tender offer pursuant to the amended and restated memorandum and articles of association (d) the redemption of any of our public shares in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the amended and restated memorandum and articles of association.

The remaining proceeds from the initial public offering and the private placement are held outside the trust account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year ended December 31, 2025.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

We have not entered into a definitive agreement with respect to an initial business combination. Our management team and directors are actively engaged in identifying and evaluating potential business combination opportunities and may from time to time engage in discussions with one or more potential targets regarding a potential transaction. Such discussions may involve the execution of preliminary agreements, including non-binding letters of intent or similar arrangements, which are subject to the completion of due diligence and the negotiation and execution of definitive documentation. Any such preliminary arrangements would not obligate the parties to consummate a business combination. Accordingly, there can be no assurance that any such discussions will result in a definitive agreement or the completion of an initial business combination.

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our shares, debt or a combination of cash, shares and debt. We will have up to 18 months from the closing of the initial public offering to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our public shares issued in the initial public offering if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity).

Following the closing of the initial public offering and over-allotment option, an amount of $115,000,000 ($10.00 per unit) from the net proceeds of the sale of the public units in the initial public offering, including the over-allotment units, and the private placement was placed in the trust account. The funds in the trust account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of amounts released to us to fund our working capital requirements, subject to a limit of $300,000, in the aggregate, income and/or franchise taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), provided that all withdrawals may only be made from interest and not from the principal held in the trust account, to complete our initial business combination. Except with respect to permitted withdrawals described above and/or pay dissolution expenses, the proceeds from the initial public offering and private placement held in the trust account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our amended and restated memorandum and articles of association; (c) the repurchase of shares by means of a tender offer pursuant to the amended and restated memorandum and articles of association (d) the redemption of any of our public shares in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the amended and restated memorandum and articles of association.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2024 (inception) through December 31, 2025, have been organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the year ended December 31, 2025, we had a net income of $1,778,677, which is comprised of investment income on investments held in the trust account less formation and operating costs.

For the period from December 18, 2024 (inception) through December 31, 2024, we had a net loss of $55,000, which are comprised of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a cash balance of $353,247 and working capital of $386,293. We also expect to withdraw up to $300,000 of interest earned on the trust account as a permitted withdrawal to fund our working capital requirements, as needed from time to time. Further, our sponsor has agreed to loan up to $300,000 to cover organizational, offering-related and post-offering expenses, which amount may be increased to $500,000 if we and our sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025 (as amended, the “Note”). Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the sponsor and loans from our sponsor under the Note.

On July 2, 2025, we consummated our initial public offering of 10,000,000 public units, at $10.00 per unit, generating gross proceeds of $100,000,000. Each unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the completion of our initial business combination. We granted the underwriters a 45-day option to purchase up to 1,500,000 additional public units to cover over-allotments. Simultaneously with the closing of our initial public offering, we consummated the private placement of an aggregate of 170,000 private placement units at a price of $10.00 per private placement unit, consisting of: (i) 105,000 private placement units to the sponsor, and (ii) 65,000 private placement units to the at-risk capital investors, for an aggregate of $1,700,000, $1,550,000 of which was paid in cash and $150,000 was satisfied by reduction of the principal balance underlying the Note. Each private placement unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one class A ordinary share upon the completion of our initial business combination.

Subsequent to the initial public offering closing, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the over-allotment units occurred on July 10, 2025. As a result, we sold an additional 1,500,000 public units at $10.00 per unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the full exercise of the underwriters’ over-allotment option, we completed the private sale of 7,500 private placement units to the sponsor, at a purchase price of $10.00 per private placement unit, generating gross proceeds of $75,000.

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

For the year ended December 31, 2025, cash used in operating activities was $542,631. Net income of $1,778,677 was affected by interest earned on investments held in the trust account of $2,283,599 and net change in operating assets and liabilities of $37,709.

For the year ended December 31, 2025, cash used in investing activities was $115,000,000, which was the amount required to be deposited into the trust account from the initial public offering, including the underwriters’ over-allotment option exercise in connection therewith, and private placement.

For the year ended December 31, 2025, cash provided by financing activities was $115,895,878, which is the proceeds from the initial public offering and the private placement, net of offering costs as well as proceeds from the sponsor promissory note.

Going Concern Consideration

At December 31, 2025, the Company had cash of $353,247 and working capital of $386,293.

Subsequent to the consummation of the initial public offering, including the exercise of the underwriters’ over-allotment option in full, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans to finance transaction costs in connection with an initial business combination, except such amounts as may be loaned in accordance with the terms of the Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 2, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond January 2, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the accrual of $20,000 per month pursuant to the administrative services agreement we have entered into with the sponsor for its office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or our liquidation, the administrative services agreement will terminate, and we will cease accruing these monthly fees and will pay the outstanding amounts under the administrative services agreement to the sponsor or its affiliates.

The sponsor agreed to loan up to $100,000 to us pursuant to the terms of the Note, which amount was increased to $300,000 on June 23, 2025, pursuant to an amendment to the Note, and may be further increased to $500,000 if we and the sponsor agree, to cover post-offering expenses which may include expenses incurred in connection with the consummation of a business combination. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial business combination or on the date of its dissolution deadline, assuming there is cash available. As of December 31, 2025, we owed $4,963 to the sponsor under the Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we have not identified any critical accounting policies or estimates.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our audited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Segment Reporting — Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. Refer to “Note 8 – Segment Information” in the audited financial statements contained elsewhere in this report.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

NMP ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
ANNUAL FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm (PCAOB NO. 199)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from December 18, 2024 (inception) to December 31, 2024	F-4
Statements of Changes in Shareholders’ Equity/(Deficit) for the year ended December 31, 2025 and for the period from December 18, 2024 (inception) to December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from December 18, 2024 (inception) to December 31, 2024	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NMP Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NMP Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and for the period from December 18, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from December 18, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 2, 2027. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to January 2, 2027, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond January 2, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024

New York, NY
March 20, 2026

NMP ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$353,247	$—
Prepaid expenses	160,963	17,800
Total Current Assets	514,210	17,800

Investments held in Trust Account	117,283,599	—
Total Assets	$117,797,809	$17,800

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$122,954	$—
Accrued expenses	—	17,500
Due to related party	—	25,000
Note payable – related party	4,963	30,300
Total Current Liabilities	127,917	72,800

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at approximately $10.16 per share	116,883,599	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 637,500 and 0 shares issued and outstanding, excluding 11,500,000 and 0 Class A ordinary shares subject to possible redemption as of December 31, 2025 and December 31, 2024, respectively	64	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 3,833,333 shares and 1 share issued and outstanding, as of December 31, 2025 and December 31, 2024, respectively	383	—
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	785,846	(55,000)
Total Shareholders’ Equity (Deficit)	786,293	(55,000)
Total Liabilities and Shareholders’ Equity (Deficit)	$117,797,809	$17,800

The accompanying notes are an integral part of these financial statements.

NMP ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from December 18, 2024 (inception) to December 31, 2024
Formation and operating expenses	$504,922	$55,000
TOTAL EXPENSES	504,922	55,000

Other income
Investment income on investments held in Trust Account	2,283,599	—
TOTAL OTHER INCOME	2,283,599	—

Net income (loss)	$1,778,677	$(55,000)

Basic and diluted net income per redeemable share	$0.18	$—
Weighted average redeemable ordinary shares outstanding, basic and diluted	5,701,370	—

Basic and diluted net income per non-redeemable share	$0.18	$(55,000)
Weighted average non-redeemable ordinary shares outstanding, basic and diluted	4,013,201	1

The accompanying notes are an integral part of these financial statements.

NMP ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, December 31, 2024	—	$—	1	$—	$—	$(55,000)	$(55,000)
Net loss	—	—	—	—	—	(55,567)	(55,567)
Repurchase of subscriber share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares	—	—	3,833,333	383	24,617	—	25,000
Balance, March 31, 2025	—	—	3,833,333	383	24,617	(110,567)	(85,567)
Net loss	—	—	—	—	—	(77,889)	(77,889)
Forfeiture of class B ordinary shares	—	—	(650,000)	—	—	—	—
Issuance of class B ordinary shares	—	—	650,000	—	4,239	—	4,239
Balance, June 30, 2025	—	—	3,833,333	383	28,856	(188,456)	(159,217)
Net income			—	—	—	971,953	971,953
Conversion of related party Promissory Note					150,000		150,000
Remeasurement					(1,858,580)	(217,231)	(2,075,811)
Offering costs					(412)		(412)
Public rights, fair value					55,200		55,200
Private Placement Units, proceeds	177,500	18			1,624,982		1,625,000
Issuance of Class A ordinary shares to representative	460,000	46	—	—	(46)	—	—
Balance, September 30, 2025	637,500	64	3,833,333	383	—	566,266	566,713
Net income	—	—	—	—	—	940,179	940,179
Remeasurement	—	—	—	—	—	(720,599)	(720,599)
Balance, December 31, 2025	637,500	$64	3,833,333	$383	$—	$785,846	$786,293

FOR THE PERIOD FROM DECEMBER 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 18, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(55,000)	(55,000)
Issuance of Class B ordinary shares	—	—	1	—	—	—	—
Balance, December 31, 2024	—	$—	1	$—	$—	$(55,000)	$(55,000)

The accompanying notes are an integral part of these financial statements.

NMP ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from December 18, 2024 (inception) to December 31, 2024
Cash Flows From Operating Activities:
Net income (loss)	$1,778,677	$(55,000)
Investment income earned on Trust Account assets	(2,283,599)	—
Changes in operating assets and liabilities:
Prepaid expenses	(143,163)	(17,800)
Accrued expenses	(17,500)	17,500
Accounts payable	122,954	—
Net Cash Used In Operating Activities	(542,631)	(55,300)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(115,000,000)	—
Net Cash Used in Investing Activities	(115,000,000)	—

Cash Flows From Financing Activities:
Proceeds from issuance of Sponsor promissory note	124,663	30,300
Proceeds from advances of Sponsor	—	25,000
Proceeds from initial public offering	115,000,000	—
Proceeds from private placement	1,625,000	—
Payment of offering costs	(853,785)	—
Net Cash Provided by Financing Activities	115,895,878	55,300

Net change in cash	353,247	—

Cash at beginning of period	—	—
Cash at end of period	$353,247	$—

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Class B ordinary shares issued for advance from sponsor	$25,000	$—
Remeasurement of Class A ordinary shares subject to possible redemption	$2,796,410	$—
Issuance of Class A shares to representative	$4,600,000	$—
Proceeds allocated to fair value of equity classified rights	$55,200	$—
Non-cash offering costs	$3,827	$—
Conversion of related party promissory note	$150,000	$—

The accompanying notes are an integral part of these financial statements.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

NMP Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 18, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from December 18, 2024 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On July 2, 2025, the Company consummated the Initial Public Offering of 10,000,000 units (the “Public Units”) at $10.00 per Public Unit, which is discussed in Note 3. Each Public Unit consists of one Class A ordinary share (the “Public Shares”), par value $0.0001 per share, and one right (the “Public Rights”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination. Each five Public Rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination and the Company will not issue fractional ordinary shares. In addition, 400,000 Class A ordinary shares were issued to Maxim Group LLC (“Maxim”), the representative of the underwriters, and/or its designees, as part of the underwriting compensation relating to the closing of the Initial Public Offering and sale and issuance of the Public Units (the “Representative Shares”).

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

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Subsequent to the closing of the Initial Public Offering, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Public Units (the “Over-Allotment Option Units) occurred on July 10, 2025. The total aggregate issuance by the Company of 1,500,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000. On July 10, 2025, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 7,500 Private Placement Units to the Sponsor, generating gross proceeds of $75,000. In connection with the underwriters’ exercise of the over-allotment option in full, the Company also issued an additional 60,000 Representative Shares to Maxim and/or its designees as part of the underwriting compensation relating to the closing of the over-allotment option and sale and issuance of the Over-Allotment Option Units. Further, the underwriters agreed to waive underwriting commissions relating to the Initial Public Offering in an amount equal to 0.25% of the gross proceeds from the issuance and sale of the Over-Allotment Option Units, or $37,500 in the aggregate. As a result, $37,500 that would have otherwise been payable by the Company as underwriting commissions to the underwriters in connection with the sale and issuance of the Over-Allotment Option is available to the Company as additional working capital to be used by the Company prior to the completion of its initial Business Combination.

On August 28, 2025, the Company announced that, on or around September 3, 2025, the holders of the Public Units were able to elect to separately trade the Class A ordinary shares and the rights included in the Public Units. Any Public Units not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market (“Nasdaq”) under the symbol “NMPAU.” The Public Shares and the Public Rights that are separated will trade on Nasdaq under the symbols “NMP” and “NMPAR,” respectively. No fractional Public Rights will be issued upon separation of the Public Units and only whole Public Rights will trade.

Transaction costs amounted to $5,457,575, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the representative of the several underwriters, and $320,075 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally towards complying with the Company’s financial reporting obligations and consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the funds held in the Trust Account). Funds may only be released to the Company to fund its working capital requirements, subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the Trust Account and/or to pay the Company’s income and franchise taxes, if any, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, the “permitted withdrawals”)). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, and subsequently the closing of the Over-Allotment Option, an amount of $115,000,000 (or $10.00 per unit) from the net proceeds of the Initial Public Offering, Over-Allotment Option and Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

The Company will provide the holders of the outstanding Public Shares, excluding the initial shareholders and the Company’s officers and directors to the extent they acquire Public Shares, either in the Initial Public Offering or in secondary market transactions thereafter (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares in connection with a general meeting called to approve the Business Combination. If the Company does not submit such Business Combination to its shareholders for approval, it will provide such shareholders with the opportunity to have their shares repurchased by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, which interest shall be net of permitted withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption are recorded at the redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if shareholders pass an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association (the “Articles”) approving a Business Combination, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, or approved by a resolution in writing of all of the shareholders entitled to vote on such matter (or such other threshold as may be allowed under the Companies Act (As Revised) of the Cayman Islands), or such other vote as required by applicable law or the stock exchange rules. Subject to limited exceptions, if the Company’s Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, shareholders will be required to pass a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, approving a plan of merger or plan of consolidation. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote in favor of or vote against, or abstain from voting on, a proposed Business Combination and waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of the Trust Account assets, in each case net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

At December 31, 2025, the Company had cash of $353,247 and working capital of $386,293.

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

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 2, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond January 2, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Year Ended December 31, 2025	For the Period from December 18, 2024 (inception) to December 31, 2024
Redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$1,043,885	$—
Denominator: Basic and diluted weighted average ordinary shares outstanding	5,701,370	—
Basic and diluted net income per ordinary share	$0.18	$—
Non-redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$734,792	$(55,000)
Denominator: Basic and diluted weighted average ordinary shares outstanding	4,013,201	1
Basic and diluted net income per ordinary share	$0.18	$(55,000)

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

Investments Held in Trust Account

On December 31, 2025, the Company had $117,283,599 in cash and investments held in the Trust Account.

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

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights in accordance with the guidance contained in ASC 815. Under ASC 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations. There were 2,335,500 (2,300,000 Public rights and 35,500 Private rights) and 0 rights outstanding as of December 31, 2025 and December 31, 2024, respectively.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s audited balance sheet.

On December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less: Proceeds allocated to Public Rights	(55,200)
Less: Class A ordinary share issuance costs	(857,611)
Add: Remeasurement of carrying value to redemption value	2,075,811
Class A ordinary shares subject to possible redemption September 30, 2025	116,163,000
Add: Remeasurement of carrying value to redemption value	720,599
Class A ordinary shares subject to possible redemption December 31, 2025	$116,883,599

Permitted withdrawals include up to $300,000 of the interest earned on the trust account to fund working capital requirements and $100,000 for dissolution expenses. As such, Class ordinary shares subject to possible redemption as of December 31, 2025, has been reduced by $400,000.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — “Segment Reporting — Improvements to Reportable Segment Disclosures”. This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025 and December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 — RELATED PARTIES (cont.)

Administrative Services

The Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will accrue payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof from amounts released as permitted withdrawals or upon completion of its initial Business Combination or its liquidation, assuming there is cash available. For the year ended December 31, 2025 the Company incurred general and administrative services expenses of $120,000 that are included in formation and operating expenses on the audited statements of operations, all of which remains outstanding as of such date under the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required except as described in connection with the promissory note described below (such loans, the “Working Capital Loans”), which would be evidenced by promissory notes that would be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, if any, but no proceeds held in the Trust Account would be used to repay any Working Capital Loans. As of December 31, 2025 and December 31, 2024, except in connection with the promissory note payable described below, there are no other amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of a promissory note dated December 31, 2024, which amount was increased to $300,000 on June 23, 2025 pursuant to an amendment to the promissory note, and may be further increased to $500,000 if the Company and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans under the promissory note are non-interest bearing, unsecured and are due on the date in which the Company consummates its initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. At the closing of the Initial Public Offering, $150,000 of the outstanding principal balance under the promissory note was deemed to be repaid and settled in connection with the Sponsor’s purchase of Private Placement Units at a price of $10.00 per unit (such deemed repayment being attributed to the purchase of 15,000 Private Placement Units by the Sponsor) (see Note 1). As of December 31, 2025 and December 31, 2024, an aggregate of $4,963 and $30,300, respectively, remained outstanding against the promissory note. Outstanding amounts under this promissory note may be repaid upon the closing of the Company’s initial Business Combination out of the proceeds of the Initial Public Offering and sale of the Private Placement Units not held in the Trust Account.

Advances from Sponsor

As of December 31, 2024, the Sponsor advanced $25,000 which was allocated to the purchase of the Sponsor’s Founder Shares pursuant to that certain Founder Share Subscription Agreement, dated January 13, 2025, between the Company and the Sponsor, on such date. As of December 31, 2025, there were no advances from the Sponsor remaining.

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

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Risks and Uncertainties

Management is currently evaluating the impact of significant global events on the industry, such as the Russia/Ukraine and Israel/Hamas conflicts. Additionally, various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. However, the Company has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there were 637,500 and 0, respectively, Class A ordinary shares issued and outstanding, which excludes 11,500,000 Class A ordinary shares subject to possible redemption as of December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On January 13, 2025, the Sponsor received 3,833,333 of the Company’s Class B ordinary shares as Founder Shares for a payment of $25,000. On January 16, 2025, the Company repurchased the subscriber share at par value. On June 30, 2025, the Sponsor forfeited 650,000 Founder Shares and at-risk capital investors purchased 650,000 Founder Shares for an aggregate purchase price of approximately $4,239, which resulted in the Sponsor owning 3,183,333 Founder Shares. Up to 500,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Following the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor. As of December 31, 2025 and December 31, 2024, there were 3,833,333 and 1, respectively, Class B ordinary shares issued and outstanding. Only holders of the Founder Shares will have the right to vote on the appointment of directors and on any resolution to approve any transfer by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolutions required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company) prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of its shareholders except as otherwise required by law or the Articles. In connection with an initial Business Combination, the Company may enter into a shareholder agreement or other arrangement with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

NMP ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 — SHAREHOLDERS’ DEFICIT (cont.)

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

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Title
Melanie Figueroa	43	Chief Executive Officer and Director
Nadir Ali	57	Chief Financial Officer and Director
Shanti Priya	55	Independent Director
Adam Benson	47	Independent Director
Dr. Vanila M. Singh	55	Independent Director

Melanie Figueroa has served as our director since inception and as our Chief Executive Officer since January 16, 2025. Since May 2023, she has served as Co-Managing Partner of Next Move Partners LLC, an advisory firm that supports emerging growth companies navigating the complexities of the U.S. public markets in their capital raising and M&A growth initiatives. Since March 2024, Ms. Figueroa has also served as General Counsel to Grafiti LLC, a data analytics and statistical visualization software solution for engineers and scientists. From November 13, 2024 to November 29, 2025, she also served as a director of Damon Inc., a company that offers personal mobility products that was listed on the Nasdaq Global Market. From January 2020 until the closing of its business combination with XTI Aircraft Company in March 2024, Ms. Figueroa served as General Counsel to Inpixon, a Nasdaq listed global software technology company where she assisted the executive management team and board in defining and successfully executing its financing and M&A strategy, including domestic, cross-border and M&A transactions. Prior to her role as General Counsel, she was the Managing Partner of the NY office of a national law firm where she advised and assisted high growth companies in structuring and executing debt and equity financing transactions and multiple of domestic and cross border M&A transactions, on both the buy- and sell-side. Ms. Figueroa has over 15 years of experience advising executive management teams and board of directors of emerging growth companies seeking access to the U.S. public markets to raise capital and executing go public transactions through traditional initial public offerings and other alternative structures, including reverse mergers, spin-offs, and SPACs which led us to the conclusion that she is well qualified to serve as a member of our board of directors.

Nadir Ali has served as our director since inception and as our Chief Financial Officer since January 16, 2025. Since May 2023, he has served as Co-Managing Partner of Next Move Partners LLC, an advisory firm that supports emerging growth companies navigating the complexities of the U.S. public markets in their capital raising and M&A growth initiatives. Since March 2024, Mr. Ali has also served as Chief Executive Officer to Grafiti Group and its subsidiaries including Grafiti LLC, a data analytics and statistical visualization software solution for engineers and scientists. Since its inception in October 2023, Mr. Ali also served as CEO of Grafiti Holding, Inc. until its business combination with Damon Motors, Inc. in November 2024. From 2011 until the closing of its business combination with XTI Aircraft Company in March 2024, Mr. Ali served as Chief Executive Officer and as a board member of Inpixon. In this role Mr. Ali was responsible for establishing the vision, strategy and the operational aspects of Inpixon. From November 2015 until the completion of the Spin-off in August 2018, Mr. Ali served as the Chief Executive Officer of Sysorex Inc. (OTCQB: SYSX) and he served as a member of its board of directors until May 14, 2021. Mr. Ali is also the Managing Director of 3AM LLC, a company that advises and invests in certain asset classes including real estate and other asset classes since April 26, 2011. Mr. Ali also serves in the capacities set forth below for each of the following direct and indirect subsidiaries of Grafiti Group LLC (a) director of Inpixon India Limited since April 1, 2005, (b) Managing Director of Grafiti GmbH since May 8, 2020, (c) director of Game Your Game, Inc. since April 9, 2021, (d) director of Active Mind Technology Ltd., and (e) director of Grafiti Ltd. UK since December 2025. Mr. Ali has over 25 years of entrepreneurial, operational, management and strategic leadership experience in the high-growth tech industry and the capital markets, completing over a dozen domestic, cross-border and M&A transactions and raising over $500 million in gross proceeds.

Shanti Priya has served as our independent director since the commencement of trading of our public units on Nasdaq. She has served as the Chief Financial Officer of Maxfield Enterprises, Inc., a luxury retail company based in Los Angeles and has been leading the organization’s finance and operations since February 2018. Ms. Priya has also served as a director of CXApp Inc., a Nasdaq listed global technology leader in employee workplace experiences, since March 2023. Prior to that, Ms. Priya worked for over 12 years in corporate finance at Gap Inc. with her last role at the company as the Global Director of Financial Planning and Control overseeing the North American, European, and Asian markets. Before transitioning into a career in finance, Ms. Priya worked as a Producer managing content creation at a tech start-up, Knowledge Kids Network, an online educational media site. She holds a Bachelor of Arts in Honors English Literature with a minor in Biology from Scripps College. In addition, she holds a Master of Arts in Print Journalism and a Master of Business Administration both from the University of Southern California. Ms. Priya also serves on the board and, since August 2025, as a member of the Finance Committee of Secular Student Alliance, a non-profit organization that educates high school and college students regarding secularism and scientific reasoning. She has previously served on the board of Sequoyah School, a non-profit private school serving the ages from K-8. Ms. Priya is well qualified to serve on our board of directors because of her substantial financial and operations experience.

Adam Benson has served as our independent director since the commencement of trading of our public units on Nasdaq. He has served as Chief Technology Officer at VMG Strategic Consulting Inc., a consulting firm specializing in technology infrastructure and strategic business counsel, since August 2024. Prior to VMG Strategic Consulting, Inc., from June 2023 until August 2024, Mr. Benson served as the Founder at Tagd Consulting, where he provided consulting services related to mergers and acquisitions, capital raising and other general advisory services. Mr. Benson also served as Chief Technology Officer at CXApp Inc. from April 2023 until June 2023, and, before joining CXApp Inc., he served as Chief Technology Officer at Inpixon from September 2018 until April 2023. Mr. Benson holds a Master of Business Administration in Business and Data Analytics from the Louisiana State University Shreveport, and a Bachelor of Business Administration in Business from the Memorial University of Newfoundland. Mr. Benson is well qualified to serve on our board of directors because of his significant experience in accounting and finance, as well as information security, cybersecurity and artificial intelligence.

Dr. Vanila M. Singh has served as our independent director since the commencement of trading of our public units on Nasdaq. She has served as a Clinical Associate Professor at the Stanford University School of Medicine for over 20 years, focusing on pain management, regional anesthesia and advance ultrasound-guided procedures. She also served as the Chief Medical Officer for the U.S. Department of Health and Human Services from June 2017 to July 2019, and as Acting Regional Health Administrator for Region 9, which is comprised of certain U.S. states and territories, where she chaired an inter-agency task force federally required by Comprehensive Addiction and Recovery Act of 2016, authored a report to the U.S. Congress and managed national public and subcommittee meetings and others. Further, Dr. Singh has served in board of directors of certain public companies — including BioDelivery Sciences International, Inc. (NASDAQ: BDSI), a specialty pharmaceutical company that focused on pain management and addiction medicine, from November 2019 until its acquisition in March 2022, and Virpax Pharmaceuticals Inc. (NASDAQ: VPRX), a specialty pharmaceutical company focused on pioneering advanced healthcare solutions, from July 2020 until August 2024 — and of Lucid Lane Inc., a private company that offers comprehensive telehealth solution for pain, mental health and substance abuse, from April 2020 to April 2023. Dr. Singh holds a B.S. from The University of California at Berkeley, an M.D. from the George Washington University School of Medicine and a M.A.C.M. from the University of Southern California Keck School of Medicine. Dr. Singh is well qualified to serve on our board of directors because of her significant experience in pharmaceuticals, health care and policy, as well as her private and public company experience as a member of the board of directors of such companies.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consist of five members. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Prior to the closing of our initial business combination, only holders of our founder shares will be entitled to vote on the appointment and removal of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment and removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by an affirmative vote of at least 90% of such shareholders who are eligible to vote and attend and vote in a general meeting our shareholders.

Director Independence

Nasdaq’s listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We are required to have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC. Our board of directors has determined that Mr. Benson, Ms. Priya, and Dr. Singh are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Ms. Priya, Mr. Benson and Dr. Singh. Ms. Priya serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Priya qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter that details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by FASB, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Ms. Priya, Mr. Benson and Dr. Singh. Mr. Benson serves as chair of the compensation committee. We have adopted a compensation committee charter that details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

The members of our nominating committee are Ms. Priya, Mr. Benson and Dr. Singh. Dr. Singh serves as chair of the nominating committee. We have adopted a nominating committee charter that details the principal functions of the nominating committee, including:

●	developing the criteria and qualifications for membership on the board of directors;

●	recruiting, reviewing and nominating candidates for election to the board of directors or to fill vacancies on the board of directors;

●	reviewing candidates proposed by shareholders, and conducting appropriate inquiries into the background and qualifications of any such candidates;

●	monitoring and making recommendations regarding committee functions, contributions, and composition; and

●	evaluating, on an annual basis, the nominating committee’s performance.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board of directors’ needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Risk Oversight

Our audit committee is responsible for overseeing our risk management process. Our audit committee focuses on our general risk management policies and strategy, the most significant risks facing us, including risks associated with our audit, financial reporting, internal control, disclosure control, regulatory compliance and cybersecurity matters, and oversees the implementation of risk mitigation strategies by management. Our board of directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Director Qualifications and Diversity

Our board of directors seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board of director’s deliberations and decisions. Our board of directors is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in, among others, mergers and acquisitions, capital markets, finance and accounting and entrepreneurship skills.

There is no difference in the manner in which the board of directors evaluates nominees for directors based on whether the nominee is recommended by a shareholder. In evaluating nominations, the board of directors also looks for depth and breadth of experience within our industry and otherwise, outside time commitments, special areas of expertise, accounting and finance knowledge, business judgment, leadership ability, experience in developing and assessing business strategies, corporate governance expertise, and for incumbent members of the board of directors, the past performance of the incumbent director.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees, which became effective upon the commencement of trading of our public units on Nasdaq. We have filed a copy of our form of code of ethics and our audit committee charter as exhibits to Registration Statement, which is incorporated by reference herein. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Insider Trading Policy

We maintain an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, if any, which we believe is reasonably designed to promote compliance with insider trading laws, rules, regulations and any applicable listing standards.

Clawback Policy

We have adopted a compensation recovery policy, which became effective upon the commencement of trading of our public units on Nasdaq, that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Policies and Practices Related to the Grant of Certain Equity Awards

We have no specific policy or practice on the timing of stock options, stock-appreciation rights or similar option-like instruments, in relation to the disclosure of material nonpublic information by us. During the year ended December 31, 2025, we did not award any such equity instruments to our executive officers.

Family Relationships

There are no family relationships among any of our executive officers of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us, except that the independent directors received, indirectly through non-managing membership interests in our sponsor, an aggregate of 150,000 Class B ordinary shares, or 50,000 each, held by the sponsor as compensation for their services as directors. Other than as set forth elsewhere in this report, there will be no fees, reimbursements or cash payments made by the company to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and private placement held in the trust account prior to the completion of our initial business combination:

Since the consummation of our initial public offering, we have begun accruing payments to our sponsor for a total of $20,000 per month for office space, administrative and support services, which may be paid from amounts released to us as permitted withdrawals, or upon the earlier of the consummation of our initial business combination or on the date of our dissolution deadline, assuming there is cash available. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, at the closing of our initial business combination, we may pay our sponsor, or an affiliate of the sponsor, consulting fees for assessing, negotiating and managing the process for consummating an initial business combination. Our audit committee will review all payments that were made to our sponsor, officers, directors or our or their affiliates.

Our sponsor has agreed to loan us up to $300,000, which amount may be increased to $500,000 if we and the sponsor agree, to be used to cover organizational, offering-related and post-offering expenses. As of December 31, 2025, our sponsor advanced an aggregate of $154,963 in loans to us evidenced by the Note, of which $150,000 was deemed repaid and satisfied in connection with the purchase by the sponsor of 105,000 private placement units and $4,963 represents the principal balance outstanding as of such date under the Note issued to our sponsor. This Note is non-interest bearing, unsecured and due at the earlier of the date on which we consummate our initial business combination or on the date of our dissolution deadline, assuming there is cash available. Any remaining amounts outstanding under the Note may be repaid upon the closing of our initial business combination out of the offering proceeds not held in the trust account.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Outstanding Equity Awards

We have no outstanding equity awards as of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The number of ordinary shares beneficially owned by each shareholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of our ordinary shares includes (i) any shares as to which the person or entity has sole or shared voting power or investment power and (ii) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after the date hereof.

The beneficial ownership percentage of our ordinary shares is based on an aggregate of 15,970,833 ordinary shares, consisting of: (i) 12,137,500 Class A ordinary shares and (ii) 3,833,333 Class B ordinary shares, in each case, issued and outstanding as of the date hereof, and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Directors and Officers
Melanie Figueroa(2)	112,500	*	3,183,333	83.04%	20.64%
Nadir Ali(2)	112,500	*	3,183,333	83.04%	20.64%
Adam Benson(3)	—	—	—	—	—
Shanti Priya(3)	—	—	—	—	—
Dr. Vanila M. Singh(3)	—	—	—	—	—
All executive officers and directors as a group (5 individuals)	112,500	*	3,183,333	83.04%	20.64%

5% or More Shareholders
Next Move Capital LLC(2)	112,500	*	3,183,333	83.04%	20.64%
Wolverine Asset Management LLC(4)	752,862	6.2%	—	—	4.71%
AQR Capital Management, LLC(5)	626,907	5.17%	—	—	3.93%
Mizuho Financial Group, Inc.(6)	1,018,598	8.4%	—	—	6.38%
Polar Asset Management Partners Inc. (7)	825,000	6.8%	—	—	5.17%
Karpus Management, Inc.(8)	767,290	6.32%			4.8%
Shaolin Capital Management LLC(9)	650,000	5.36%	—	—	4.07%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o NMP Acquisition Corp., 555 Bryant Street, No. 590, Palo Alto, CA 94301.

(2)	Interests shown consist of (i) 112,500 Class A ordinary shares and (ii) 3,183,333 Class B ordinary shares, which Class B ordinary shares are currently convertible into Class A ordinary shares on a one-for-one basis. Next Move Capital LLC, our sponsor, is a Nevada limited liability company managed by Next Move Partners LLC. Ms. Figueroa and Mr. Ali are co-managing members of Next Move Partners LLC and therefore may each be deemed to beneficially own shares held by our sponsor by virtue of their control over Next Move Partners LLC as co-managing members.

(3)	Each of our independent director hold non-managing membership interests in the sponsor as compensation for their services as directors and each such individual disclaims any beneficial ownership of securities held by the sponsor other than to the extent of their pecuniary interest therein.

(4)	Based on a Schedule 13G filed on October 1, 2025, jointly by Wolverine Asset Management LLC (“WAM”), Wolverine Trading Partners, Inc. (“WPT”), Wolverine Holdings, L.P. (“WHP”), Christopher L. Gust and Robert R. Bellick. The sole member and manager of WAM is WHP. Messrs. Gust and Bellick may be deemed to control WTP, the general partner of WHP. The address of the principal business office of WAM is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(5)	Based on a Schedule 13G filed on November 13, 2025, jointly by AQR Capital Management, LLC (“AQRC”), AQR Capital Management Holdings, LLC (“AQRH”) and AQR Arbitrage, LLC (“AQRA,” and together with AQRC and AQRH, “AQR”). AQRC is a wholly-owned subsidiary of AQRH. AQRA is deemed to be controlled by AQRC. The address of the principal business office of AQR is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(6)	Based on a Schedule 13G filed on November 13, 2025, by Mizuho Financial Group, Inc., whose principal business address is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(7)	Based on a Schedule 13G filed on November 14, 2025, by Polar Asset Management Partners Inc. (“Polar Asset Management”). Polar Asset Management is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The address of the principal business office of Polar Asset Management is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

(8)	Based on a Schedule 13G filed on February 13, 2026, by Karpus Management, Inc., d/b/a Karpus Investment Management, whose principal business address is 183 Sully’s Trail, Pittsford, New York 14534.

(9)	Based on a Schedule 13G filed on November 14, 2025, jointly by Shaolin Capital Management LLC (“Shaolin”) and David Puritz. The address of the principal business of Shaolin and Mr. Puritz is 230 NW 24th Street, Suite 603, Miami, FL 33127.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 13, 2025, our sponsor acquired 3,833,333 founder shares for an aggregate purchase price of $25,000, or approximately $0.0065 per share. On June 30, 2025, our sponsor forfeited 650,000 founder shares and the at-risk capital investors purchased 650,000 founder shares (of which, 335,000 founder shares were purchased by the Maxim individuals and 315,000 founder shares were purchased by the third-party investors) for an aggregate purchase price of approximately $4,239, or approximately $0.0065 per share, which resulted in our sponsor owning 3,183,333 founder shares.

In addition, our sponsor and the at-risk capital investors purchased an aggregate of 177,500 private placement units for an aggregate purchase price of $1,775,000 in the private placement. Of those private placement units, our sponsor purchased 112,500 private placement units and the at-risk capital investors purchased 65,000 private placement units. The private placement shares and the private placement rights (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares, or private placement rights, which will expire worthless if we do not consummate a business combination within the allotted 18-month period or during any Extension Period.

We have agreed to accrue $20,000 per month pursuant to the administrative services agreement we have entered into with the sponsor for office space, utilities and secretarial and administrative support, which may be paid to the sponsor or its affiliates from amounts released to us as permitted withdrawals, or upon consummation of our initial business combination or our liquidation, assuming there is cash available. Upon completion of our initial business combination or our liquidation, we will cease accruing for these monthly fees. For the year ended December 31, 2025, we incurred general and administrative services expenses of $120,000 that are included in formation and operating expenses on the audited statements of operations, all of which remains outstanding as of such date under the administrative services agreement.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has agreed to loan us up to $300,000 pursuant to the Note, which amount may be increased to $500,000 if we and the sponsor agree, to be used to cover organizational, offering-related and post-offering expenses. This Note is non-interest bearing, unsecured and due at the earlier of the date on which we consummate our initial business combination or on the date of our dissolution deadline, assuming there is cash available. As of December 31, 2025, our sponsor advanced an aggregate of $154,963 in loans to us evidenced by the Note issued to our sponsor, of which $150,000 was deemed repaid and satisfied in connection with the purchase by the sponsor of 105,000 private placement units and $4,963 represents the principal balance outstanding as of such date under the Note. Any remaining amounts outstanding under the Note may be repaid upon the closing of our initial business combination out of the offering proceeds not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Moreover, at the closing of our initial business combination, we may pay our sponsor, or an affiliate of the sponsor, consulting fees for assessing, negotiating and managing the process for consummating an initial business combination

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of founder shares, representative shares and private placement units (and in each case holders of their component securities, as applicable), if applicable, will be entitled to registration rights pursuant to the registration rights agreements signed in connection with our initial public offering requiring us to register such securities for resale. Pursuant to the registration rights agreements, we have agreed to file a registration statement covering the registration of these securities within 30 days from the date we complete our initial business combination (or such later date agreed upon by us, our sponsor and Maxim). Further, the holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

Our related person transaction policy was adopted upon commencement of trading of our public units on Nasdaq. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Our related person transaction policy sets forth our procedures for the identification, review, consideration and approval or ratification for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or each person whom we know to beneficially own more than 5% of our outstanding ordinary shares (a “5% shareholder”) (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief executive officer. The policy calls for the proposed related person transaction to be reviewed by and if deemed appropriate approved by, the audit committee of our board of directors after full disclosure of the related person interest in the transaction. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review, and if deemed appropriate approve, proposed related person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. If a related person transaction will be ongoing, the audit committee may establish guidelines for our management to follow in its ongoing dealings with the related person, and the audit committee will review and assess ongoing relationships with the related person to ensure that they are in compliance with our guidelines.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related person transaction;

●	the approximate dollar amount involved in the related person transaction;

●	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us of, the related person transaction; and

●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is not inconsistent with our best interests. The audit committee may impose any conditions on the related person transaction that it deems appropriate.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee of our board of directors in the manner specified in its charter.

We have also adopted a code of ethics that became effective upon the commencement of trading of our public units on Nasdaq requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions pursuant to its charter. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the initial public offering and private placement held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover organizational, offering-related and post-offering expenses, which amount may be increased to $500,000;

●	Payment to our sponsor of $20,000 per month, for up to 18 months and during any Extension Period, if any, for office space, utilities and secretarial and administrative support;

●	Payment to our sponsor, or an affiliate of the sponsor, of consulting fees for assessing, negotiating and managing the process for consummating an initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination and repayment of non-interest bearing loans which may be made by our sponsor or its affiliates to extend our time period for consummating a business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee will review all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Benson, M. Priya and Dr. Singh are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The firm of CBIZ CPAs P.C. (“CBIZ”), acts as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to CBIZ for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by CBIZ in connection with regulatory filings and initial public offering. The aggregate fees billed by CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $169,158 and $10,300, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” We did not pay CBIZ for professional services rendered for audit related fees for the year ended December 31, 2025 and 2024.

Tax Fees. We did not pay CBIZ for tax planning and tax advice for the year ended December 31, 2025 and 2024.

All Other Fees. We did not pay CBIZ for other services for the year ended December 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee was formed in connection with the commencement of trading of our public units on Nasdaq. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

Our financial statements filed as part of this report are listed on page F-1 of this Annual Report.

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached index of exhibits below. Exhibits that are incorporated by reference herein by reference can be accessed on the SEC website at www.sec.gov.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Annual Report:

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated June 30, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on June 24, 2025)

4.2	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025)

4.4	Rights Agreement, dated July 2, 2024, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

4.5*	Description of Securities.

10.1	Letter Agreement, dated June 30, 2025, between the Company, its officers, directors and Next Move Capital LLC(incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant(incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

10.3	Promissory Note, dated as of December 31, 2024 by the Registrant to Next Move Capital LLC(incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025).

10.4	Form of Registration Rights Agreement(incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on June 26, 2025).

10.5	Founder Share Subscription Agreement dated January 13, 2025 between the Registrant and Next Move Capital LLC(incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025).

10.6	Sponsor Units Purchase Agreement between the Registrant and Next Move Capital LLC(incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

10.7	Form of Subscription Agreement between the Registrant and each of the at-risk capital investors(incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

10.8	Administrative Services Agreement between the Registrant and Next Move Capital LLC(incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

10.9	Form of Indemnity Agreement(incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2025).

10.10	First Amendment to Promissory Note, dated as of June 23, 2025 by the Registrant to Next Move Capital LLC(incorporated herein by reference to Exhibit 10.10 to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on June 24, 2025).

14	Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025)

19*	Insider Trading Policy.

24.1*	Power of Attorney (included on the signature page of this report).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy.

99.1	Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025).

99.2	Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025).

99.3	Nominating Committee Charter(incorporated herein by reference to Exhibit 99.3 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on May 5, 2025).

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMP ACQUISITION CORP.

Date: March 20, 2026	By:	/s/ Melanie Figueroa
Melanie Figueroa
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Nadir Ali
Nadir Ali
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Melanie Figueroa and Nadir Ali as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Melanie Figueroa	Chief Executive Officer and Director	March 20, 2026
Melanie Figueroa	(Principal Executive Officer)

/s/ Nadir Ali	Chief Financial Officer and Director	March 20, 2026
Nadir Ali	(Principal Accounting and Financial Officer)

/s/ Adam Benson	Director	March 20, 2026
Adam Benson

/s/ Shanti Priya	Director	March 20, 2026
Shanti Priya

/s/ Dr. Vanila M. Singh	Director	March 20, 2026
Dr. Vanila M. Singh