Form 10-Q
period 2026-03-31
NMP Acquisition Corp.
filed 2026-05-13
CIK 2054876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

☒ Yes   ☐ No

As of May 6, 2026, the registrant had a total of 12,137,500 Class A ordinary shares, $0.0001 par value, issued and outstanding and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NMP ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NMP ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$156,475	$353,247
Prepaid expenses	195,816	160,963
Total Current Assets	352,291	514,210

Investments held in Trust Account	118,314,866	117,283,599
Total Assets	$118,667,157	$117,797,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$327,210	$122,954
Accrued expenses	72,025	—
Note payable – related party	4,963	4,963
Total Current Liabilities	404,198	127,917

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at approximately $10.25 and $10.16 per share as of March 31, 2026 and December 31, 2025, respectively	117,914,866	116,883,599

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 637,500 shares issued and outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption, as of March 31, 2026 and December 31, 2025	64	64
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 3,833,333 shares issued and outstanding, as of March 31, 2026 and December 31, 2025	383	383
Additional paid-in capital	—	—
Retained earnings	347,646	785,846
Total Shareholders’ Equity	348,093	786,293
Total Liabilities and Shareholders’ Equity	$118,667,157	$117,797,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Formation and operating expenses	$438,200	$55,567
TOTAL EXPENSES	438,200	55,567

Other income
Investment income on investments held in Trust	1,031,267	—
TOTAL OTHER INCOME	1,031,267	—

Net income (loss)	$593,067	$(55,567)

Basic and diluted net income per share	$0.04	$—
Weighted average redeemable ordinary shares outstanding, basic and diluted	11,500,000	—

Basic and diluted net income (loss) per share	$0.04	$(0.02)
Weighted average non-redeemable ordinary shares outstanding, basic and diluted(1)	4,470,833	2,883,895

(1)	For the three months ended March 31, 2025, excludes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	637,500	$64	3,833,333	$383	$—	$785,846	$786,293
Net income	—	—	—	—	—	593,067	593,067
Remeasurement	—	—	—	—	—	(1,031,267)	(1,031,267)
Balance, March 31, 2026	637,500	$64	3,833,333	$383	$—	$347,646	$348,093

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	—	$—	1	$—	$—	$(55,000)	$(55,000)
Net loss	—	—	—	—	—	(55,567)	(55,567)
Repurchase of subscriber share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares(1)	—	—	3,833,333	383	24,617	—	25,000
Balance, March 31, 2025	—	$—	3,833,333	$383	$24,617	$(110,567)	$(85,567)

(1)	Includes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows From Operating Activities:
Net income (loss)	$593,067	$(55,567)
Investment income earned on Trust assets	(1,031,267)	—
Sponsor payment for legal expenses	—	278

Changes in operating assets and liabilities:
Prepaid expenses	(34,853)	13,449
Deferred offering costs	—	(103,676)
Accrued expenses	72,025	9,168
Accrued offering costs	—	120,898
Accounts payable	204,256	15,450
Net Cash Used In Operating Activities	(196,772)	—

Net change in cash	(196,772)	—

Cash at beginning of period	353,247	—
Cash at end of period	$156,475	$—

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to possible redemption	$1,031,267	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 18, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 170,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, or $1,700,000 in the aggregate (of which, $1,550,000 was paid in cash and $150,000 was satisfied by reduction of the principal balance underlying the promissory note issued to Next Move Capital LLC, the Company’s sponsor (the “Sponsor”)), to the Sponsor, certain third-party investors, none of which are affiliated with the Sponsor, the Company’s officers and directors, Maxim or any other investors (the “third-party investors”), and certain individuals who are registered persons of Maxim (the “Maxim individuals,” together with the third party investors, the “at-risk capital investors,” and together with the Sponsor, the “initial shareholders”) in a private placement (the “Private Placement”). (see Notes 4 and 5). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one right (the “Private Placement Rights”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial Business Combination. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

On September 3, 2025, the holders of the Public Units were able to elect to separately trade the Class A ordinary shares and the rights included in the Public Units. Any Public Units not separated continued to trade on the Global Market tier of The Nasdaq Stock Market (“Nasdaq”) under the symbol “NMPAU.” The Public Shares and the Public Rights that are separated trade on Nasdaq under the symbols “NMP” and “NMPAR,” respectively. No fractional Public Rights will be issued upon separation of the Public Units and only whole Public Rights will trade.

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Liquidity and Going Concern Considerations

At March 31, 2026, the Company had cash of $156,475 and negative working capital of $51,907.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 2, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond January 2, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments (consisting of a normal accruals) considered for a fair presentation have been included. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2025, filed with the SEC on March 20, 2026.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$427,045	$—
Denominator: Basic and diluted weighted average ordinary shares outstanding	11,500,000	—
Basic and diluted net income per ordinary share	$0.04	$—
Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), basic and diluted	$166,022	$(55,567)
Denominator: Basic and diluted weighted average ordinary shares outstanding	4,470,833	2,883,895
Basic and diluted net income (loss) per ordinary share	$0.04	$(0.02)

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Fair Value of Financial Instruments

The fair value of the Company’s accounts payable, accrued expenses and note payable – related party, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights in accordance with the guidance contained in ASC 815. Under ASC 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations. There were 2,335,500 rights (2,300,000 Public Rights and 35,500 Private Placement Rights) outstanding as of March 31, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

As of March 31, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption December 31, 2025	116,883,599
Add: Remeasurement of carrying value to redemption value	1,031,267
Class A ordinary shares subject to possible redemption March 31, 2026	$117,914,866

Permitted withdrawals include up to $300,000 of the interest earned on the Trust Account to fund working capital requirements and $100,000 for dissolution expenses. As such, Class A ordinary shares subject to possible redemption as of March 31, 2026 and December 31, 2025, have been reduced by $400,000.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — RELATED PARTIES (cont.)

Administrative Services

On June 30, 2025, the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will accrue payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof from amounts released as permitted   withdrawals or upon completion of its initial Business Combination or its liquidation, assuming there is cash available. For the three months ended March 31, 2026, the Company accrued general and administrative services expenses of $60,000 that are included in formation and operating expenses on the unaudited condensed statements of operations, all of which remains outstanding as of such date under the Administrative Services Agreement. As of March 31, 2026, there is $180,000 accrued and outstanding under the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required except as described in connection with the promissory note described below (such loans, the “Working Capital Loans”), which would be evidenced by promissory notes that would be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, if any, but no proceeds held in the Trust Account would be used to repay any Working Capital Loans. As of March 31, 2026 and December 31, 2025, except in connection with the note payable described below, there are no other amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of a promissory note dated December 31, 2024, which amount was increased to $300,000 on June 23, 2025 pursuant to an amendment to the promissory note, and may be further increased to $500,000 if the Company and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans under the promissory note are non-interest bearing, unsecured and are due on the date in which the Company consummates its initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. At the closing of the Initial Public Offering, $150,000 of the outstanding principal balance under the promissory note was deemed to be repaid and settled in connection with the Sponsor’s purchase of Private Placement Units at a price of $10.00 per unit (such deemed repayment being attributed to the purchase of 15,000 Private Placement Units by the Sponsor) (see Note 4). As of March 31, 2026 and December 31, 2025, an aggregate of $4,963 remained outstanding against the promissory note. Outstanding amounts under the promissory note may be repaid upon the closing of the Company’s initial Business Combination out of the proceeds of the Initial Public Offering and sale of the Private Placement Units not held in the Trust Account.

Advances from Sponsor

As of December 31, 2024, the Sponsor advanced $25,000 which was allocated to the purchase of the Sponsor’s Founder Shares pursuant to that certain Founder Share Subscription Agreement, dated January 13, 2025, between the Company and the Sponsor, on such date. As of March 31, 2026 and December 31, 2025, there were no advances from the Sponsor remaining.

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Risks and Uncertainties

Management is currently evaluating the impact of significant global events on the industry, such as the Russia/Ukraine, Israel/Hamas and Iran conflicts. Additionally, various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. However, the Company has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 637,500 Class A ordinary shares issued and outstanding, which excludes 11,500,000 Class A ordinary shares subject to possible redemption as of March 31, 2026 and December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On January 13, 2025, the Sponsor received 3,833,333 of the Company’s Class B ordinary shares as Founder Shares for a payment of $25,000. On January 16, 2025, the Company repurchased the subscriber share at par value.  On June 30, 2025, the Sponsor forfeited 650,000 Founder Shares and at-risk capital investors purchased 650,000 Founder Shares for an aggregate purchase price of approximately $4,239, which resulted in the Sponsor owning 3,183,333 Founder Shares. Up to 500,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Following the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor. As of March 31, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding. Only holders of the Founder Shares will have the right to vote on the appointment of directors and on any resolution to approve any transfer by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolutions required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company) prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of its shareholders except as otherwise required by law or the Articles. In connection with an initial Business Combination, the Company may enter into a shareholder agreement or other arrangement with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — SHAREHOLDERS’ EQUITY (cont.)

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this “report,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our final prospectus dated June 30, 2025 (the “Prospectus”) and in any subsequent filing we make with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 20, 2026 (the “Form 10-K”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We may pursue an initial business combination target in any business, industry and geographic location. We have not selected any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and our concurrent Private Placement, as well as the private placement of private placement units, shares, debt or a combination of cash, shares and debt, if needed. We will have up to 18 months from the closing of the Initial Public Offering to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association (the “Amended Charter”) to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our shares issued in the Initial Public Offering if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity).

Following the closing of the Initial Public Offering and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements – subject to a limit of $300,000, in the aggregate, of the interest earned on the funds held in the Trust Account – and/or to pay our income and franchise taxes, if any, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, “permitted withdrawals”)), to complete our initial business combination. Except with respect to permitted withdrawals and/or pay dissolution expenses, the proceeds from the Initial Public Offering and Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our Amended Charter; (c) the repurchase of shares by means of a tender offer pursuant to the Amended Charter (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Amended Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the Amended Charter.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 18, 2024, the date of the Company’s inception, have been organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended March 31, 2026, we had net income of $593,067, which is comprised of $1,031,267 of investment income on investments held in the Trust Account less $438,200 of formation and operating costs.

For the three months ended March 31, 2025, we incurred a net loss of $55,567, consisting of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2026, the Company had a cash balance of $156,475 and negative working capital of $51,907. Further, Next Move Capital LLC, the Company’s sponsor (the “Sponsor”), has agreed to loan up to $300,000 to cover organizational, offering-related and post-offering expenses, which amount may be increased to $500,000 if we and our Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025 (as amended, the “Note”). Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by the Sponsor and loans from our Sponsor.

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

For the three months ended March 31, 2026, cash used in operating activities was $196,772. Net income of $593,067 was affected by interest earned on investments held in the Trust Account of $(1,031,267), and net change in operating assets and liabilities of $241,428.

For the three months ended March 31, 2025, cash used in operating activities was $0, as the net loss of $55,567 was offset by a net change in operating assets and liabilities of $55,289 and a sponsor payment for legal expenses of $278.

Going Concern Consideration

At March 31, 2026, the Company had cash of $156,475 and negative working capital of $51,907.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 2, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond January 2, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the unaudited condensed financial statements included in this report. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of the Note, which amount was increased to $300,000 on June 23, 2025, pursuant to an amendment to the Note, and may be further increased to $500,000 if we and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial business combination or on the date of its dissolution deadline, assuming there is cash available. As of March 31, 2026, we owed $4,963 to the Sponsor under the Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, we have not identified any critical accounting policies or estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus, dated June 30, 2025, and of our Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Prospectus and Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Use of Proceeds

On July 2, 2025, we consummated the Initial Public Offering of 10,000,000 Units, at a purchase price of $10.00 per Public Share, generating proceeds of $100,000,000. Subsequently, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units closed on July 10, 2025, generating gross proceeds of $15,000,000. Maxim Group LLC acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-286985) (as amended, the “Registration Statement”). The Registration Statement was declared effective on June 30, 2025.

Following the closing of the Initial Public Offering and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units (including the Over-Allotment Option Units) in the Initial Public Offering and the Private Placement were placed in the Trust Account.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as is described in the Prospectus or in the Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: May 13, 2026	NMP Acquisition Corp.

	By:	/s/ Melanie Figueroa
Melanie Figueroa
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Nadir Ali
Nadir Ali
Chief Financial Officer and Director (Principal Financial and Accounting Officer)