Form 10-Q
period 2026-06-30
NMP Acquisition Corp.
filed 2026-08-13
CIK 2054876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☒ Yes   ☐ No

As of August 13, 2026, the registrant had a total of 12,137,500 Class A ordinary shares, $0.0001 par value, issued and outstanding and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NMP ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NMP ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$106,746	$353,247
Prepaid expenses	147,645	160,963
Total Current Assets	254,391	514,210

Investments held in Trust Account	119,211,917	117,283,599
Total Assets	$119,466,308	$117,797,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$429,770	$122,954
Note payable – related party	4,963	4,963
Total Current Liabilities	434,733	127,917

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at approximately $10.34 and $10.16 per share as of June 30, 2026 and December 31, 2025, respectively (See Note 2)	118,961,917	116,883,599

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 637,500 shares issued and outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption, as of June 30, 2026 and December 31, 2025	64	64
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 3,833,333 shares issued and outstanding, as of June 30, 2026 and December 31, 2025	383	383
Additional paid-in capital	—	—
Retained earnings	69,211	785,846
Total Shareholders’ Equity	69,658	786,293
Total Liabilities and Shareholders’ Equity	$119,466,308	$117,797,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Formation and operating expenses	$278,435	$77,889	$716,635	$133,456
TOTAL EXPENSES	278,435	77,889	716,636	133,456

Other income
Investment income on investments held in Trust	1,047,051	-	2,078,318	-
TOTAL OTHER INCOME	1,047,051	-	2,078,318	-

Net income (loss)	$768,616	$(77,889)	$1,361,683	$(133,456)

Basic and diluted net income (loss) per share	$0.05	$-	$0.09	$-
Weighted average redeemable ordinary shares outstanding, basic and diluted	11,500,000	-	11,500,000	-

Basic and diluted net income (loss) per share	$0.05	$(0.02)	$0.09	$(0.04)
Weighted average non-redeemable ordinary shares outstanding, basic and diluted(1)	4,470,833	3,333,333	4,470,833	3,111,111

(1)	For the three and six months ended June 30, 2025, excludes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	637,500	$64	3,833,333	$383	$—	$785,846	$786,293
Net income	—	—	—	—	—	593,067	593,067
Remeasurement	—	—	—	—	—	(1,031,267)	(1,031,267)
Balance, March 31, 2026	637,500	64	3,833,333	383	—	347,646	348,093
Net income	—	—	—	—	—	768,616	768,616
Remeasurement	—	—	—	—	—	(1,047,051)	(1,047,051)
Balance, June 30, 2026	637,500	$64	3,833,333	$383	$—	$69,211	$69,658

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	—	$—	1	$—	$—	$(55,000)	$(55,000)
Net loss	—	—	—	—	—	(55,567)	(55,567)
Repurchase of subscriber share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares(1)	—	—	3,833,333	383	24,617	—	25,000
Balance, March 31, 2025	—	—	3,833,333	383	24,617	(110,567)	(85,567)
Net loss	—	—	—	—	—	(77,889)	(77,889)
Forfeiture of class B shares	—	—	(650,000)	—	—	—	—
Issuance of class B shares	—	—	650,000	—	4,239	—	4,239
Balance, June 30, 2025	—	$—	3,833,333	$383	$28,856	$(188,456)	$(159,217)

(1)	Includes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$1,361,683	$(133,456)
Investment income earned on Trust assets	(2,078,318)	—

Changes in operating assets and liabilities:
Prepaid expenses	13,318	(7,800)
Accrued expenses	—	(17,213)
Accounts payable	306,816	298,711
Net Cash (Used In) Provided By Operating Activities	(396,501)	140,243

Cash Flows From Investing Activities:
Withdrawal from Trust	150,000	—
Net Cash Provided By Investing Activities	150,000	—

Cash Flows From Financing Activities:
Proceeds from issuance of Sponsor promissory note	—	124,793
Proceeds from investors and Sponsor	—	1,260,000
Deferred offering costs	—	(199,924)
Net Cash Provided by Financing Activities	—	1,184,867

Net change in cash	(246,501)	1,325,110

Cash at beginning of period	353,247	—
Cash at end of period	$106,746	$1,325,110

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Class B ordinary shares issued for payment to vendor	$—	$25,000
Class B ordinary shares issued for subscription receivable	$—	$4,239
Accrued offering costs	$—	$14,219
Remeasurement of Class A ordinary shares subject to possible redemption	$2,078,318	$—

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 18, 2024 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally towards complying with the Company’s financial reporting obligations and consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the funds held in the Trust Account). Funds may only be released to the Company to fund its working capital requirements, and/or to pay our income and franchise taxes, if any, subject to a limit of $300,000 in the aggregate, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, “permitted withdrawals”). During the three months ended June 30, 2026, permitted withdrawals of $150,000 were withdrawn from the Trust Account. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, and subsequently the closing of the Over-Allotment Option, an amount of $115,000,000 (or $10.00 per Unit) from the net proceeds of the Initial Public Offering, Over-Allotment Option and Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

Liquidity and Going Concern Considerations

At June 30, 2026, the Company had cash of $106,746 and a working capital deficit of $180,342.

Subsequent to the consummation of the Initial Public Offering and the exercise of the underwriters’ over-allotment option in full, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Further, our Sponsor has agreed to loan up to $300,000 in loans to cover organizational, offering-related and post-offering expenses, which may include transaction costs in connection with a Business Combination, which amount may be increased to $500,000, if we and our Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our working capital requirements and/or to pay our income and franchise taxes, if any, subject to a limit of $300,000 in the aggregate as permitted withdrawals. During the three months ended June 30, 2026, permitted withdrawals of $150,000 were withdrawn from the Trust Account.

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

In the opinion of management, all adjustments (consisting of a normal accruals) considered for a fair presentation have been included. The interim results for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2025, filed with the SEC on March 20, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months Ended June 30,
	2026	2025
Redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$553,452	$—
Denominator: Basic and diluted weighted average ordinary shares outstanding	11,500,000	—
Basic and diluted net income per ordinary share	$0.05	$—

Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), basic and diluted	$215,164	$(77,889)
Denominator: Basic and diluted weighted average ordinary shares outstanding	4,470,833	3,333,333
Basic and diluted net income (loss) per ordinary share	$0.05	$(0.02)

	For the Six Months Ended June 30,
	2026	2025
Redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$980,497	$—
Denominator: Basic and diluted weighted average ordinary shares outstanding	11,500,000	—
Basic and diluted net income per ordinary share	$0.09	$—

Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), basic and diluted	$381,186	$(133,456)
Denominator: Basic and diluted weighted average ordinary shares outstanding	4,470,833	3,111,111
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.04)

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights in accordance with the guidance contained in ASC 815. Under ASC 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations. There were 2,335,500 rights (2,300,000 Public Rights and 35,500 Private Placement Rights) outstanding as of June 30, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

As of June 30, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption December 31, 2025	$116,883,599
Add: Remeasurement of carrying value to redemption value	1,031,267
Class A ordinary shares subject to possible redemption March 31, 2026	117,914,866
Add: Remeasurement of carrying value to redemption value	1,047,051
Class A ordinary shares subject to possible redemption June 30, 2026	$118,961,917

Permitted withdrawals include up to $300,000 of the interest earned on the Trust Account to fund working capital requirements and $100,000 for dissolution expenses. During the three months ended June 30, 2026, a permitted withdrawal of $150,000 was withdrawn from the Trust Account. As such, Class A ordinary shares subject to possible redemption as of June 30, 2026, March 31, 2026 and December 31, 2025, have been reduced by $250,000, $400,000 and $400,000, respectively.

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — RELATED PARTIES (cont.)

Administrative Services

On June 30, 2025, the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will accrue payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof from amounts released as permitted   withdrawals or upon completion of its initial Business Combination or its liquidation, assuming there is cash available. For the three and six months ended June 30, 2026, the Company accrued general and administrative services expenses of $60,000 and $120,000, respectively, that are included in formation and operating expenses on the unaudited condensed statements of operations, all of which remains outstanding as of such date under the Administrative Services Agreement. As of June 30, 2026, there is $240,000 accrued and outstanding under the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required except as described in connection with the promissory note described below (such loans, the “Working Capital Loans”), which would be evidenced by promissory notes that would be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, if any, but no proceeds held in the Trust Account would be used to repay any Working Capital Loans. As of June 30, 2026 and December 31, 2025, except in connection with the note payable described below, there are no other amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of a promissory note dated December 31, 2024, which amount was increased to $300,000 on June 23, 2025 pursuant to an amendment to the promissory note, and may be further increased to $500,000 if the Company and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans under the promissory note are non-interest bearing, unsecured and are due on the date in which the Company consummates its initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. At the closing of the Initial Public Offering, $150,000 of the outstanding principal balance under the promissory note was deemed to be repaid and settled in connection with the Sponsor’s purchase of Private Placement Units at a price of $10.00 per unit (such deemed repayment being attributed to the purchase of 15,000 Private Placement Units by the Sponsor) (see Note 4). As of June 30, 2026 and December 31, 2025, an aggregate of $4,963 remained outstanding against the promissory note. Outstanding amounts under the promissory note may be repaid upon the closing of the Company’s initial Business Combination out of the proceeds of the Initial Public Offering and sale of the Private Placement Units not held in the Trust Account.

Advances from Sponsor

As of December 31, 2024, the Sponsor advanced $25,000 which was allocated to the purchase of the Sponsor’s Founder Shares pursuant to that certain Founder Share Subscription Agreement, dated January 13, 2025, between the Company and the Sponsor, on such date. As of June 30, 2026 and December 31, 2025, there were no advances from the Sponsor remaining.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 637,500 Class A ordinary shares issued and outstanding, which excludes 11,500,000 Class A ordinary shares subject to possible redemption as of June 30, 2026 and December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On January 13, 2025, the Sponsor received 3,833,333 of the Company’s Class B ordinary shares as Founder Shares for a payment of $25,000. On January 16, 2025, the Company repurchased the subscriber share at par value.  On June 30, 2025, the Sponsor forfeited 650,000 Founder Shares and at-risk capital investors purchased 650,000 Founder Shares for an aggregate purchase price of approximately $4,239, which resulted in the Sponsor owning 3,183,333 Founder Shares. Up to 500,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Following the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor. As of June 30, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding. Only holders of the Founder Shares will have the right to vote on the appointment of directors and on any resolution to approve any transfer by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolutions required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company) prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of its shareholders except as otherwise required by law or the Articles. In connection with an initial Business Combination, the Company may enter into a shareholder agreement or other arrangement with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

Following the closing of the Initial Public Offering and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements and/or to pay our income and franchise taxes, if any, subject to a limit of $300,000 in the aggregate, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, “permitted withdrawals”)), to complete our initial business combination. During the three months ended June 30, 2026, permitted withdrawals of $150,000 were withdrawn from the Trust Account. Except with respect to permitted withdrawals and/or to pay dissolution expenses, the proceeds from the Initial Public Offering and Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our Amended Charter; (c) the repurchase of shares by means of a tender offer pursuant to the Amended Charter (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Amended Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the Amended Charter.

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

For the three and six months ended June 30, 2026, we had net income of $768,616 and $1,361,683, respectively, which is comprised of $1,047,051 and $2,078,318, respectively of investment income on investments held in the Trust Account less $278,435 and $716,635, respectively of operating costs.

For the three and six months ended June 30, 2025, we incurred a net loss of $77,889 and $133,456, respectively, consisting of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2026, the Company had a cash balance of $106,746 and a working capital deficit of $180,342. Further, Next Move Capital LLC, the Company’s sponsor (the “Sponsor”), has agreed to loan up to $300,000 to cover organizational, offering-related and post-offering expenses, which amount may be increased to $500,000 if we and our Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025 (as amended, the “Note”). Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by the Sponsor and loans from our Sponsor.

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

For the six months ended June 30, 2026, cash used in operating activities was $396,501. Net income of $1,361,683 was affected by interest earned on investments held in the Trust Account of $2,078,318, and net change in operating assets and liabilities of $320,134.

For the six months ended June 30, 2025, cash provided by operating activities was $140,243, as the net loss of $133,456 was offset by a net change in operating assets and liabilities of $273,698.

For the six months ended June 30, 2026, cash provided by investing activities was $150,000, which was a permitted withdrawal from the Trust to fund operations.

For the six months ended June 30, 2025, cash provided by financing activities was $1,184,867, which primarily consisted of proceeds from the at-risk capital investors and the Sponsor in connection with our IPO.

Going Concern Consideration

At June 30, 2026, the Company had cash of $106,746 and a working capital deficit of $180,342.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of the Note, which amount was increased to $300,000 on June 23, 2025, pursuant to an amendment to the Note, and may be further increased to $500,000 if we and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial business combination or on the date of its dissolution deadline, assuming there is cash available. As of June 30, 2026, we owed $4,963 to the Sponsor under the Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we have not identified any critical accounting policies or estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: August 13, 2026	NMP Acquisition Corp.

	By:	/s/ Melanie Figueroa
Melanie Figueroa
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Nadir Ali
Nadir Ali
Chief Financial Officer and Director (Principal Financial and Accounting Officer)