Form 10-Q
period 2026-09-30
NMP Acquisition Corp.
filed 2026-11-13
CIK 2054876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

☒ Yes   ☐ No

As of November 12, 2026, the registrant had a total of 12,137,500 Class A ordinary shares, $0.0001 par value, issued and outstanding (inclusive of the Class A ordinary shares underlying the units), and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NMP ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NMP ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$16,965	$353,247
Prepaid expenses	106,974	160,963
Total Current Assets	123,939	514,210

Investments held in Trust Account	120,150,778	117,283,599
Total Assets	$120,274,717	$117,797,809

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$493,509	$122,954
Accrued expenses	111,173	-
Note payable – related party	4,963	4,963
Total Current Liabilities	609,645	127,917

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at approximately $10.44 and $10.16 per share as of September 30, 2026 and December 31, 2025, respectively (See Note 2)	120,050,778	116,883,599

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 637,500 shares issued and outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption, as of September 30, 2026 and December 31, 2025	64	64
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 3,833,333 shares issued and outstanding, as of September 30, 2026 and December 31, 2025	383	383
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	(386,153)	785,846
Total Shareholders’ Equity (Deficit)	(385,706)	786,293
Total Liabilities and Shareholders’ Equity (Deficit)	$120,274,717	$117,797,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Formation and operating expenses	$455,364	$191,047	$1,171,999	$324,503
TOTAL EXPENSES	455,364	191,047	1,171,999	324,503

Other income
Investment income on investments held in Trust Account	1,088,861	1,163,000	3,167,179	1,163,000
TOTAL OTHER INCOME	1,088,861	1,163,000	3,167,179	1,163,000

Net income	$633,497	$971,953	$1,995,180	$838,497

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.04	$0.06	$0.12	$0.11
Weighted average redeemable ordinary shares outstanding, basic and diluted	11,500,000	11,119,565	11,500,000	3,747,253

Basic and diluted net income per share non-redeemable ordinary shares	$0.04	$0.06	$0.12	$0.11
Weighted average non-redeemable ordinary shares outstanding, basic and diluted(1)	4,470,833	4,451,105	4,470,833	3,858,980

(1)	For the three and nine months ended September 30, 2025, excludes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings (Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2025	637,500	$64	3,833,333	$383	$—	$785,846	$786,293
Net income	—	—	—	—	—	593,067	593,067
Remeasurement	—	—	—	—	—	(1,031,267)	(1,031,267)
Balance, March 31, 2026	637,500	64	3,833,333	383	—	347,646	348,093
Net income	—	—	—	—	—	768,616	768,616
Remeasurement	—	—	—	—	—	(1,047,051)	(1,047,051)
Balance, June 30, 2026	637,500	64	3,833,333	383	—	69,211	69,658
Net income	—	—	—	—	—	633,497	633,497
Remeasurement	—	—	—	—	—	(1,088,861)	(1,088,861)
Balance, September 30, 2026	637,500	$64	3,833,333	$383	$—	$(386,153)	$(385,706)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings (Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance, December 31, 2024	—	$—	1	$—	$—	$(55,000)	$(55,000)
Net loss	—	—	—	—	—	(55,567)	(55,567)
Repurchase of subscriber share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares(1)	—	—	3,833,333	383	24,617	—	25,000
Balance, March 31, 2025	—	—	3,833,333	383	24,617	(110,567)	(85,567)
Net loss	—	—	—	—	—	(77,889)	(77,889)
Forfeiture of Class B ordinary shares	—	—	(650,000)	—	—	—	—
Issuance of Class B ordinary shares	—	—	650,000	—	4,239	—	4,239
Balance, June 30, 2025	—	—	3,833,333	383	28,856	(188,456)	(159,217)
Net income	—	—	—	—	—	971,953	971,953
Conversion of related party promissory note	—	—	—	—	150,000	—	150,000
Remeasurement	—	—	—	—	(1,858,580)	(217,231)	(2,075,811)
Offering costs	—	—	—	—	(412)	—	(412)
Public rights, fair value	—	—	—	—	55,200	—	55,200
Private Placement Units, proceeds	177,500	18	—	—	1,624,982	—	1,625,000
Issuance of Class A ordinary shares to representative	460,000	46	—	—	(46)	—	—
Balance, September 30, 2025	637,500	$64	3,833,333	$383	$—	$566,266	$566,713

(1)	Includes up to 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,995,180	$838,497
Investment income earned on Trust Account assets	(3,167,179)	(1,163,000)

Changes in operating assets and liabilities:
Prepaid expenses	53,989	(213,554)
Accrued expenses	111,173	(13,708)
Accounts payable	370,555	100,371
Net Cash Used In Operating Activities	(636,282)	(451,394)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(115,000,000)
Withdrawal from Trust Account	300,000	—
Net Cash Provided By (Used In) Investing Activities	300,000	(115,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Sponsor promissory note	—	124,793
Proceeds from initial public offering	—	115,000,000
Proceeds from Private Placement	—	1,625,000
Payment of offering costs	—	(857,575)
Net Cash Provided by Financing Activities	—	115,892,218

Net change in cash	(336,282)	440,824

Cash at beginning of period	353,247	—
Cash at end of period	$16,965	$440,824

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Class B ordinary shares issued in settlement of advances from Sponsor	$—	$25,000
Class B ordinary shares issued for subscription receivable	$—	$4,239
Remeasurement of Class A ordinary shares subject to possible redemption	$3,167,179	$2,075,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

NMP Acquisition Corp. (“NMP” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 18, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from December 18, 2024 (inception) through September 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for and negotiating the terms of a Business Combination, as described below. The Company will not generate any operating revenues until after the completion of initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 170,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, or $1,700,000 in the aggregate (of which, $1,550,000 was paid in cash and $150,000 was satisfied by reduction of the principal balance underlying the promissory note issued to Next Move Capital LLC, the Company’s sponsor (the “Sponsor”)), to the Sponsor, certain third-party investors, none of which are affiliated with the Sponsor, the Company’s officers and directors, Maxim or any other investors (the “third-party investors”), and certain individuals who are registered persons of Maxim (the “Maxim individuals,” together with the third party investors, the “at-risk capital investors,” and together with the Sponsor, the “initial shareholders”) in a private placement (the “Private Placement”) (see Notes 4 and 5). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one right (the “Private Placement Rights”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial Business Combination. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

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

On September 3, 2025, the holders of the Public Units were able to elect to separately trade the Class A ordinary shares and the rights included in the Public Units. Any Public Units not separated continued to trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NMPAU.” The Public Shares and the Public Rights that are separated trade on Nasdaq under the symbols “NMP” and “NMPAR,” respectively. No fractional Public Rights will be issued upon separation of the Public Units and only whole Public Rights will trade.

Transaction costs amounted to $5,457,575, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the representative of the several underwriters, and $320,075 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally towards complying with the Company’s financial reporting obligations and consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the funds held in the Trust Account). Funds may only be released to the Company to fund its working capital requirements, and/or to pay our income and franchise taxes, if any, subject to a limit of $300,000 in the aggregate, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, “permitted withdrawals”). During the nine months ended September 30, 2026, permitted withdrawals of $300,000 were withdrawn from the Trust Account. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, and subsequently the closing of the Over-Allotment Option, an amount of $115,000,000 (or $10.00 per Unit) from the net proceeds of the Initial Public Offering, Over-Allotment Option and Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if shareholders pass an ordinary resolution under Cayman Islands law and the Articles approving a Business Combination, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, or approved by a resolution in writing of all of the shareholders entitled to vote on such matter (or such other threshold as may be allowed under the Companies Act (As Revised) of the Cayman Islands), or such other vote as required by applicable law or the stock exchange rules. Subject to limited exceptions, if the Company’s Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, shareholders will be required to pass a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, approving a plan of merger or plan of consolidation. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote in favor of or vote against, or abstain from voting on, a proposed Business Combination and waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of the Trust Account assets, in each case net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Business Combination Agreement

General Description of the Business Combination Agreement

On September 4, 2026, NMP entered into a Business Combination Agreement, as amended on September 22, 2026 (the “Business Combination Agreement”), with GTS Holdings, LLC, a Utah limited liability company (together with its successors, “GTS”), GTS Holdings, Inc., a Nevada corporation (“Pubco”), GTS Merger Sub I, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“NMP Merger Sub”), GTS Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and together with NMP Merger Sub, the “Merger Subs”, and the Merger Subs collectively with Pubco, the “Company Parties”), Streeterville Capital, LLC, a Utah limited liability company and the sole equityholder of GTS (the “Seller”), and Gibson Technical Services, Inc., a Georgia corporation and wholly-owned subsidiary of GTS (“OpCo”).

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, on the closing (the “Closing”, and the date and time of the Closing, the “Closing Date”) of the transactions contemplated by the Business Combination Agreement (the “Transactions”), (i) NMP Merger Sub will merge with and into NMP, with NMP continuing as the surviving entity and wholly-owned subsidiary of Pubco (the “NMP Merger”), as a result of which all of the NMP securities issued and outstanding as of immediately prior to the effective time of the NMP Merger will be cancelled and extinguished in exchange for the right to receive newly-issued securities of Pubco, as follows: (a) each Class A ordinary share, par value $0.0001 per share (including the Class A Ordinary Shares issued upon conversion of each Class B ordinary share, par value $0.0001 per share) will be converted into the right to receive one newly-issued share of Pubco Class A common stock, par value $0.0001 per share (“Pubco Class A Common Stock”), and (b) each of NMP’s rights (entitling holders thereof to the right to receive one-fifth (1/5) of one Class A ordinary share) outstanding as of immediately prior to the Effective Time (as defined below) will be converted into one-fifth (1/5) of one Class A ordinary share, and each resulting Class A ordinary share will be converted into the right to receive one newly issued share of Pubco Class A Common Stock; and (ii) Company Merger Sub will merge with and into GTS, with GTS continuing as the surviving entity (the “Company Merger” and, together with the NMP Merger, the “Mergers”), and as a result of which each security of GTS outstanding as of immediately prior to the time of effectiveness of the NMP Merger and the Company Merger (the “Effective Time”) shall be cancelled in exchange for the right to receive substantially equivalent securities of Pubco, subject to certain adjustments, as applicable.

Prior to the Effective Time, certain Indebtedness (as defined in the Business Combination Agreement) related to outstanding Seller Secured Notes (as defined in the Business Combination Agreement) owed by GTS or its direct or indirect subsidiaries, including OpCo (each, a “Target Company” and, collectively, the “Target Companies”) to the Seller in excess of $75,000,000 will be converted into equity interests of GTS.

As a result, immediately prior to the Effective Time, the remaining balance of the Seller Secured Notes (up to $75,000,000) will be exchanged pursuant to the terms of the Debt Restructuring (as defined in the Business Combination Agreement) and re-issued to the Seller as a senior secured promissory note to be issued by OpCo in the aggregate principal amount of $75,000,000, pursuant to the Debt Restructuring (the “First Lien Secured Promissory Note”).

The First Lien Secured Promissory Note and the Line of Credit Agreement, dated October 17, 2023, as amended by the Global Amendment dated March 28, 2024 and Global Amendment #2 dated October 21, 2024, and as may be further amended before the Effective Time to increase the maximum loan amount to up to $7,000,000 (the “Seller Line of Credit”), together with all accrued and unpaid interest thereon, will not exceed $82,000,000 in the aggregate.

As a result of the Company Merger, the issued and outstanding membership interests of GTS (“Company Interests”) as of immediately prior to the Effective Time will be exchanged for (i) newly-issued shares of Pubco Class A Common Stock, entitling holders thereof to one (1) vote per share on all matters on which shares of Pubco Common Stock (as defined below) are entitled to vote in accordance with the terms of the amended and restated articles of incorporation of Pubco to be adopted in connection with the consummation of the Transactions (the “Proposed Articles”); (ii) newly issued shares of Pubco Class B common stock, par value $0.0001 per share (“Pubco Class B Common Stock” and, together with the Pubco Class A Common Stock, the “Pubco Common Stock”), which will have economic rights identical to those of the Pubco Class A Common Stock, but the holders thereof will be entitled to twenty (20) votes per share on all matters on which shares of Pubco Common Stock are entitled to vote, subject to the terms of the Proposed Articles, and each of which will be convertible on a one-for-one basis into shares of Pubco Class A Common Stock in accordance with the Proposed Articles; and (iii) newly-issued shares of Series A convertible preferred stock of Pubco, par value $0.0001 per share (“Pubco Preferred Stock”), which shares of Pubco Preferred Stock will not be entitled to vote on any matters on which Pubco Common Stock are entitled to vote in accordance with the Proposed Articles, except as required by the Nevada Revised Statutes. As a result of the Mergers and the other Transactions, NMP and GTS will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the Business Combination Agreement, and Pubco will become a publicly traded company.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Consideration

The aggregate consideration to be delivered to the Seller as of the Effective Time (the “Merger Consideration”) will be a number of newly issued shares of Pubco Common Stock and Pubco Preferred Stock with an aggregate value equal to $400,000,000 (the “Enterprise Value”) minus the sum of (i) the outstanding balance payable by OpCo to Seller under the Seller Secured Notes (which shall have been exchanged pursuant to the terms of the Debt Restructuring and re-issued to the Seller pursuant to the terms of the First Lien Secured Promissory Note) and the Seller Line of Credit as of immediately prior to the Effective Time, in an amount up to $82,000,000, plus (ii) any additional amounts advanced by Seller to Pubco or OpCo under the Seller Line of Credit following the date of the Business Combination Agreement and prior to the Closing (the amounts under (i) and (ii) collectively, the “Retained Seller Debt Value”) (the difference being the “Equity Consideration Value”), consisting of (i) newly issued shares of Pubco Class A Common Stock equal to the quotient obtained by dividing (x) 95% of the amount equal to the Equity Consideration Value minus $75,000,000 (the “Pubco Common Stock Consideration”) by (y) $10.00, (ii) newly issued shares of Pubco Class B Common Stock equal to the quotient obtained by dividing (x) 5% of the amount equal to the Pubco Common Stock Consideration by (y) $10.00, and (iii) 75,000 newly issued shares of Pubco Preferred Stock, calculated by dividing $75,000,000 by $1,000.

Representations and Warranties

The Business Combination Agreement contains representations and warranties that are reasonably customary for similar transactions that are made by the parties as of the date of the Business Combination Agreement, or other specified dates, solely for the benefit of certain of the parties to the Business Combination Agreement, and in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement. “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (a) the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (b) the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions.

No Survival

The representations and warranties of the parties contained in the Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party to the Business Combination Agreement has agreed to use its commercially reasonable efforts, and to cooperate fully with one another, to consummate the Transactions. The Business Combination Agreement also contains certain customary covenants by each of the parties that apply during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement (the “Interim Period”), including (i) the provision of access to the applicable party’s properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) the current and timely filing of NMP’s public filings; (iv) no insider trading; (v) notifications to the other parties of certain breaches, consent requirements and other matters; (vi) obtaining third party and regulatory approvals; (vii) tax matters; (viii) further assurances; (ix) public announcements; (x) confidentiality; and other covenants. The Business Combination Agreement also contains certain customary post-Closing covenants, including, without limitation, in regard to (1) tax matters; (2) the maintenance of books and records; and (3) the indemnification of directors and officers. Additionally:

Each of NMP and GTS will not solicit or enter into a competing alternative transaction, in accordance with customary terms and provisions set forth in the Business Combination Agreement.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

NMP will not approve, endorse or recommend, or publicly propose to approve, endorse or recommend, any Acquisition proposal (as defined in the Business Combination Agreement), or otherwise change, withdraw, withhold, qualify or modify its recommendation to its shareholders for approval of the Business Combination Agreement and the Transactions (a “Change in Recommendation”); provided, however, that if at any time prior to (but not after) obtaining the approval of NMP shareholders, the NMP board of directors determines in good faith, in response to an Intervening Event (as defined in the Business Combination Agreement) after consultation with its outside legal counsel, that the failure to make a Change in Recommendation would be a breach of its fiduciary duties under applicable law, then the board may make a Change in Recommendation, provided that NMP delivers, pursuant to procedures set forth in the Business Combination Agreement, written notice advising GTS that the NMP board of directors proposes to take such action and containing the material facts underlying the board’s determination. If requested by GTS, NMP will use its reasonable best efforts to engage in good faith negotiations with GTS to make adjustments in the terms and conditions of the Business Combination Agreement that obviate the need for a Change in Recommendation.

GTS will deliver to NMP financial statements of Pubco and the Target Companies audited by a PCAOB-qualified auditor in accordance with PCAOB auditing standards, accompanied by an unqualified opinion of the auditor thereon (collectively, the “Audited Financials”), on or before November 13, 2026, or such later date as determined by NMP in its sole discretion (the “Audit Delivery Date”). In addition, GTS will deliver to NMP unaudited monthly and quarterly financial information of the Target Companies through the Closing Date and Pubco will deliver to NMP Pubco’s interim financial statements for such periods as required by applicable law or SEC Guidance to be included in the Proxy Statement/Prospectus (as defined below).

Within five (5) business days following the Audit Delivery Date, NMP, GTS, OpCo and Pubco will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 (as it may be amended from time to time, the “Proxy Statement/Prospectus”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the securities of Pubco to be issued pursuant to the Transactions, and containing a proxy statement/prospectus for the solicitation of proxies from NMP shareholders to approve the Business Combination Agreement, the Transactions and related matters at an extraordinary general meeting in lieu of an annual meeting of NMP’s shareholders, and providing NMP’s public shareholders with an opportunity to request redemption of their public shares in connection with the Transactions (the “Redemption”), as required by NMP’s amended and restated memorandum and articles of association (the “Articles”) and final prospectus for NMP’s initial public offering dated June 30, 2025.

At the request of NMP, GTS shall make the members of its management reasonably available to participate in management presentations, “road shows,” rating agency presentations, meetings with financing sources and similar events in connection with obtaining the approval of NMP shareholders, any “share recycling” efforts by NMP and the obtaining of any debt or equity financing, ratings or governmental or other third-party approvals.

The parties shall take all action necessary so that, effective at the Closing, the post-Closing board of directors of Pubco will consist of five (5) individuals, one (1) of whose members will be designated by NMP, who will be Nadir Ali, and four (4) of whose members will be designated by GTS, one of whom will be Michael McCracken and at least three (3) of whom will be independent directors in accordance with Nasdaq’s requirements. The parties shall also take all action necessary so that, immediately after the Closing, Nadir Ali will serve as the chief executive officer of Pubco, and a person designated by GTS shall serve as the chief financial officer.

Conditions to Closing

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the Business Combination Agreement and the Transactions and related matters by the requisite vote of each of NMP’s shareholders and GTS’s members; (ii) the expiration or termination of any waiting period applicable to the consummation of the Business Combination Agreement under any antitrust laws; (iii) obtaining material regulatory approvals; (iv) no law or order preventing or prohibiting the Transactions; (v) appointment of the Post-Closing Board and executive officers consistent with the requirements of the Business Combination Agreement; (vi) the effectiveness of the Proxy Statement/Prospectus; (vii) Pubco shall have filed the Certificate of Designation (as defined below), (viii) Pubco shall have amended and restated its articles of incorporation in a form satisfactory to NMP and GTS; (ix) Pubco Class A Common Stock shall have been approved for listing on Nasdaq upon the Closing; (x) Pubco shall have adopted, on or prior to the Closing, an equity incentive plan in a form satisfactory to NMP and GTS, and which will provide for awards for a number of shares of Pubco Class A Common Stock equal to 15% of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing (after giving effect to the Redemption); (xi) the at-risk capital investors and the OpCo Management Lock-Up Holders (as defined below) shall have entered into their respective Lock-Up Agreements (as defined below); and (xii) Pubco shall have duly executed and delivered to NMP and the other parties thereto, a joinder to the IPO Underwriting Agreement, in a form satisfactory to NMP, pursuant to which Pubco will become a party and assume all of NMP’s obligations under the IPO Underwriting Agreement.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

In addition, unless waived by GTS, the obligations of the Company Parties to consummate the Transactions are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of NMP relating to organization and standing, authorization, non-contravention, capitalization (other than the first sentence of such representation in the Business Combination Agreement) and finders and brokers being true and correct in all material respects on and as of the date of the Business Combination Agreement and as of the Closing Date; (ii) the representations and warranties of NMP set forth in the first sentence of the capitalization representation being true and correct in all respects (except for de minimis inaccuracies) on and as of the date of the Business Combination Agreement and as of the Closing Date; (iii) all other representations and warranties of NMP being true and correct (without giving effect to any limitations as to “materiality” or any similar limitation set forth herein) in all respects on and as of the date of the Business Combination Agreement and as of the Closing Date, as though made on and as of the Closing Date, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect; (iv) NMP having performed in all material respects its obligations and complied in all material respects with the covenants and agreements under the Business Combination Agreement required to be performed or complied with by NMP on or prior to the Closing Date; (v) each Amended Registration Rights Agreement (as defined below) being in full force and effect as of the Closing; and (vi) NMP shall have procured the written consent of the holders of a majority of the outstanding Class B ordinary shares waiving adjustments to the initial conversion ratio applicable to the Class B ordinary shares, in accordance with the Articles.

Unless waived by NMP, the obligations of NMP to consummate the Transactions are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of the Target Companies relating to organization and standing, authorization, non-contravention, capitalization (other than the first sentence of such representation in the Business Combination Agreement) and finders and brokers being true and correct (without giving effect to any limitation as to “materiality” set forth therein) in all material respects on and as of the date of the Business Combination Agreement and as of the Closing Date; (ii) the representations and warranties set forth in the first sentence of the capitalization representation being true and correct in all respects on and as of the date of the Business Combination Agreement and as of the Closing Date; (iii) all other representations and warranties of the Target Companies and the Company Parties being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth herein) in all respects on and as of the date of the Business Combination Agreement and on and as of the Closing Date, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect; (iv) the Company Parties having performed in all material respects all of their respective obligations and complied in all material respects with all of their agreements and covenants under the Business Combination Agreement required to be performed or complied with on or prior to the Closing Date; (v) absence of any Material Adverse Effect with respect to the Target Companies since the date of the Business Combination Agreement; (vi) each Lock-Up Agreement and each Amended Registration Rights Agreement being in full force and effect as of the Closing; (vii) NMP and Pubco having received resignations, in each case effective as of the Closing, in form and substance acceptable to NMP, between each of the directors, managers and/or officers (as applicable) of Pubco, GTS and OpCo, as requested by NMP prior to Closing; (viii) NMP and Pubco having received employment agreements, in each case effective as of the Closing, in form and substance reasonable to NMP, between certain employees and Pubco, and each such employment agreement duly executed by the parties thereto; (ix) the Debt Restructuring shall have been completed in accordance with the terms of the Debt Restructuring Documents (as defined in the Business Combination Agreement); and (x) GTS shall have delivered to NMP evidence that consents from certain other parties have been received.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by either NMP or GTS if the Closing does not occur by December 31, 2026, or January 31, 2027, if extended pursuant to the terms of the Business Combination Agreement and the Articles, or such later date as may be agreed by NMP and GTS.

The Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of NMP and GTS; (ii) by written notice by either NMP or GTS to the other if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by GTS for NMP’s uncured material breach of the Business Combination Agreement, such that the related closing condition would not be met; (iv) by NMP for GTS’s uncured material breach of the Business Combination Agreement, such that the related closing condition would not be met; (v) by NMP, if there shall have been a Material Adverse Effect on the Target Companies following the date of the Business Combination Agreement which is uncured and continuing; (vi) by either GTS or NMP if NMP holds its shareholder meeting to approve the Business Combination Agreement and the Transactions, and such approval is not obtained; and (vii) by written notice from NMP to GTS if GTS has not delivered the Audited Financials on or before the Audit Delivery Date.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

If the Business Combination Agreement is terminated, all further obligations of the parties under the Business Combination Agreement (except for certain obligations related to confidentiality, effect of termination, fees and expenses, trust fund waiver, and customary miscellaneous provisions) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Business Combination Agreement prior to such termination. Each party is generally responsible for its own transaction expenses, except that fees and expenses related to antitrust filings, the Form S-4 Registration Statement and Nasdaq listing expenses will be shared equally. Upon Closing, Pubco will pay all unpaid SPAC expenses, including deferred fees and Sponsor loans, from available trust proceeds or other cash sources. Any trust proceeds remaining after redemptions and payment of closing expenses will be retained by Pubco for working capital purposes. No termination fee is payable under the Business Combination Agreement.

Trust Account Waiver

GTS, Pubco and the Merger Subs agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in NMP’s trust account held for its public shareholders, and has agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Governing Law

The Business Combination Agreement is governed by New York law, provided that matters that are required to be governed by the laws of the Cayman Islands (including, without limitation, in respect of the NMP Merger and the exercise of appraisal and dissenters’ rights and the fiduciary duties that may apply to the directors and officers of the parties) shall be governed by the laws of the Cayman Islands and, the parties are subject to exclusive jurisdiction of federal and state courts located in New York, NY (and any appellate courts thereof).

Related Agreements

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, the Seller and the Sponsor (collectively, the “Lock-Up Holders”) entered into Lock-Up Agreements (the Lock-Up Agreements entered into by the Lock-Up Holders, the “Management Lock-Up Agreements”).

In accordance with the Management Lock-Up Agreements, each Lock-Up Holder agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Pubco Common Stock to be received by such Lock-Up Holder in the Transactions, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of Pubco Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is 6 months after the Closing (subject to early release on the earlier upon (x) the date on which the volume-weighted average trading price of Pubco Class A Common Stock quoted on Nasdaq (or such other exchange on which the Pubco Class A Common Stock may then be listed) is greater than or equal to $12.00 for any 20 trading days within any 30 consecutive trading day period beginning on the day of Closing and (y) the date after the Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their Pubco Common Stock, securities, or other property) (such early release events, an “Early Release Event”), subject to certain customary transfer exceptions. Following an Early Release Event, a Lock-Up Holder may, on any trading day, transfer or otherwise dispose of a number of Restricted Securities (as defined in the Management Lock-Up Agreement) not to exceed the greater of (i) 2.0% of the daily trading volume of Pubco Class A Common Stock for the twenty (20) trading days immediately preceding such sale, or (ii) 2.0% of the trading volume of Pubco Class A Common Stock for such trading day, in each case as reported on Nasdaq.

Maxim, simultaneously with the execution of the Business Combination Agreement, also entered into a substantially similar lock-up agreement (the “IPO Underwriters Lock-Up Agreement”), except that Maxim (together with their affiliates) may, on any trading day, sell, transfer or otherwise dispose of a number of Restricted Securities (as defined in the IPO Underwriters Lock-Up Agreement) not to exceed four percent (4%) of the trading volume of Pubco Class A Common Stock for such trading day, as reported on Nasdaq.

In addition, in accordance with the Business Combination Agreement, prior to the Closing, (i) the members of management of OpCo (the “OpCo Management Lock-Up Holders”) will each enter into a lock-up agreement in the same form as the Management Lock-Up Agreements (the “OpCo Management Lock-Up Agreements”) and (ii) the at-risk capital investors, or their permitted transferees, will each enter into a lock-up agreement in the same form as the Management Lock-Up Agreements (the “At-Risk Investor Lock-Up Agreements,” and together with the Management Lock-Up Agreements, the IPO Underwriters Lock-Up Agreement and the OpCo Management Lock-Up Agreements, the “Lock-Up Agreements”).

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Insider Letter Amendment

Simultaneously with the execution of the Business Combination Agreement, NMP, Pubco and GTS, on the one hand, and the Sponsor and NMP’s directors and officers, on the other hand, entered into an amendment, acknowledged and agreed to by Maxim (the “Insider Letter Amendment”) to the letter agreement that was entered into in connection with NMP’s initial public offering (the “Insider Letter”) to (i) add Pubco and GTS as parties to the Insider Letter, (ii) revise the terms of the Insider Letter to reflect the Transactions, including the issuance of Pubco securities in exchange for NMP securities, and have Pubco assume and be assigned the rights and obligations of NMP under the Insider Letter, and (iii) amend the terms of the lock-up set forth in the Insider Letter to conform with the lock-up terms in the Lock-Up Agreements described above, subject to and contingent upon the Closing.

Subscription Agreement Amendment

Prior to the Closing, NMP, the Sponsor, Pubco and GTS, on the one hand, and each at-risk capital investor, or their permitted transferees, on the other hand, will each enter into an amendment (each, a “Subscription Agreement Amendment”), to the subscription agreements that were entered into in connection with NMP’s initial public offering (the “Subscription Agreements”) to (i) add Pubco and GTS as parties to the Subscription Agreements, (ii) to revise the terms of Subscription Agreements to reflect the Transactions, including the issuance of Pubco securities in exchange for NMP securities, and have Pubco assume and be assigned the rights and obligations of NMP under the Subscription Agreements, and (iii) amend the terms of the lock-up set forth in the Subscription Agreements to conform with the lock-up terms in the At-Risk Investor Lock-Up Agreements described above, subject to and contingent upon the Closing.

Amended and Restated Registration Rights Agreement

Prior to the Closing, NMP and Pubco, on the one hand, and each of the Sponsor, the at-risk capital investors, the Seller and Maxim, on the other hand, will each enter into an amended and restated registration rights agreement (each, an “Amended Registration Rights Agreement”) that will amend and restate each registration rights agreement entered into at the time of NMP’s initial public offering with the Sponsor, the at-risk capital investors and Maxim, pursuant to which (i) Pubco will assume the registration obligations of NMP under each such registration rights agreement, with such rights applying to the Pubco Common Stock, Pubco Preferred Stock and Pubco Class A Common Stock issuable upon conversion of the Pubco Preferred Stock and (ii) the Sponsor, the at-risk capital investors, the Seller and Maxim will each be granted equal registration rights thereunder.

Certificate of Designation

As a condition to the Closing, Pubco will file a Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada prior to the Closing. The Certificate of Designation has not yet been filed, and the Pubco Preferred Stock will not be issued until the Closing. Upon filing, the Certificate of Designation will designate shares of preferred stock as Pubco Preferred Stock, each with a stated value of $1,000.00 (the “Stated Value”), and will provide for the following principal terms:

Ranking. Except as consented to by holders of at least a majority of the outstanding Pubco Preferred Stock (the “Required Holders”), the Pubco Preferred Stock will rank senior to all other Pubco capital stock, including the Pubco Common Stock, as to dividends, distributions and payments upon liquidation, dissolution or winding up.

Preferred Return. Each share of Pubco Preferred Stock will accrue a preferred return on the Stated Value at 9% per annum (increasing to 12% per annum following an uncured event of default), payable quarterly in cash or in additional shares of Pubco Preferred Stock on a date specified by Pubco’s board of directors, which date will be no later than thirty (30) days following the end of each calendar quarter.

Conversion. Each share of Pubco Preferred Stock will be convertible at the holder’s option at any time into a number of shares of Pubco Class A Common Stock equal to the Stated Value plus accrued and unpaid preferred return, divided by the conversion price then in effect. The initial conversion price will be $12.00 per share, subject to customary adjustments, and conversion will be subject to a 9.99% beneficial ownership limitation.

Liquidation Preference. Upon a liquidation, dissolution or winding up, holders of Pubco Preferred Stock will be entitled to receive, before any distribution to holders of Pubco Common Stock, the Stated Value plus accrued and unpaid preferred return. The Pubco Preferred Stock will not otherwise participate in distributions to holders of Pubco Common Stock.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Redemption. Pubco will be permitted, in its sole discretion, to redeem all or part of the outstanding Pubco Preferred Stock at any time for cash at 100% of the then-applicable liquidation preference.

Voting Rights; Protective Provisions. The Pubco Preferred Stock generally will have no voting rights. However, for so long as any Pubco Preferred Stock remains outstanding, Pubco will not be permitted to take certain actions without the prior written consent of the Required Holders, including: (i) amending the Certificate of Designation; (ii) incurring indebtedness outside the ordinary course of business; (iii) issuing additional Pubco Preferred Stock (other than to the initial holder) or any senior or parity preferred stock; (iv) issuing Pubco Class A Common Stock (or convertible securities) below the then-applicable conversion price, subject to customary exceptions (including equity compensation plans and ATM offerings capped at $10,000,000 in the aggregate); (v) pledging its assets, subject to customary exceptions; (vi) disposing of material assets; or (vii) consummating a Fundamental Transaction (as defined in the Certificate of Designation) unless the Pubco Preferred Stock is redeemed in full concurrently.

Events of Default. Upon an uncured covenant breach, a payment or issuance default, or certain bankruptcy-related events, the Stated Value will automatically increase by 5%, and the Required Holders will be entitled to require Pubco to redeem all outstanding Pubco Preferred Stock in cash at the increased Stated Value plus accrued and unpaid preferred return, in addition to other available remedies.

Liquidity and Going Concern Considerations

At September 30, 2026, the Company had cash of $16,965 and a working capital deficit of $485,706.

Subsequent to the consummation of the Initial Public Offering and the exercise of the underwriters’ over-allotment option in full, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Further, the Sponsor has agreed to loan up to $300,000 in loans to cover organizational, offering-related and post-offering expenses, which may include transaction costs in connection with a Business Combination, which amount may be increased to $500,000, if the Company and the Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025. Additionally, interest earned on the funds held in the Trust Account may be released to the Company to fund its working capital requirements and/or to pay its income and franchise taxes, if any, subject to a limit of $300,000 in the aggregate as permitted withdrawals. During the nine months ended September 30, 2026, the Company withdrew $300,000 from the Trust Account as permitted withdrawals ($150,000 on June 17, 2026, and $150,000 on September 3, 2026).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 2, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond January 2, 2027. In accordance with the terms of the Articles, the Company intends to seek approval from its shareholders to amend the Articles to extend its business combination deadline to July 31, 2027, however, there are no assurances that such approvals will be received. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments (consisting of a normal recurring accruals) necessary for a fair presentation have been included. The interim results for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2025, filed with the SEC on March 20, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Three Months Ended September 30,
	2026	2025
Redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$456,158	$694,106
Denominator: Basic and diluted weighted average ordinary shares outstanding	11,500,000	11,119,565
Basic and diluted net income per ordinary share	$0.04	$0.06

Non-redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$177,339	$277,847
Denominator: Basic and diluted weighted average ordinary shares outstanding	4,470,833	4,451,105
Basic and diluted net income per ordinary share	$0.04	$0.06

	For the Nine Months Ended September 30,
	2026	2025
Redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$1,436,655	$413,090
Denominator: Basic and diluted weighted average ordinary shares outstanding	11,500,000	3,747,253
Basic and diluted net income per ordinary share	$0.12	$0.11

Non-redeemable ordinary shares
Numerator: Allocation of net income, basic and diluted	$558,525	$425,407
Denominator: Basic and diluted weighted average ordinary shares outstanding	4,470,833	3,858,980
Basic and diluted net income per ordinary share	$0.12	$0.11

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights in accordance with the guidance contained in ASC 815. Under ASC 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations. As of September 30, 2026 and December 31, 2025, there were 11,677,500 rights outstanding (consisting of 11,500,000 Public Rights and 177,500 Private Placement Rights), with each right entitling the holders to receive one-fifth (1/5) of one Class A ordinary share for an aggregate of 2,335,500 Class A ordinary shares (consisting of 2,300,000 Class A ordinary shares underlying the Public Rights and 35,500 Class A ordinary shares underlying the Private Placement Rights) upon consummation of an initial Business Combination.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

As of September 30, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption December 31, 2025	$116,883,599
Add: Remeasurement of carrying value to redemption value	1,031,267
Class A ordinary shares subject to possible redemption March 31, 2026	117,914,866
Add: Remeasurement of carrying value to redemption value	1,047,051
Class A ordinary shares subject to possible redemption June 30, 2026	118,961,917
Add: Remeasurement of carrying value to redemption value	1,088,861
Class A ordinary shares subject to possible redemption September 30, 2026	$120,050,778

Permitted withdrawals include up to $300,000 of the interest earned on the Trust Account to fund working capital requirements and $100,000 for dissolution expenses. During the nine months ended September 30, 2026, the Company withdrew $300,000 from the Trust Account as permitted withdrawals to fund working capital requirements ($150,000 on June 17, 2026, and $150,000 on September 3, 2026). As such, Class A ordinary shares subject to possible redemption as of September 30, 2026, June 30, 2026, March 31, 2026 and December 31, 2025, have been reduced by $100,000, $250,000, $400,000 and $400,000, respectively.

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

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — RELATED PARTIES (cont.)

Administrative Services

On June 30, 2025, the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will accrue payments in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support, which may be paid by the Company to the Sponsor or an affiliate thereof from amounts released as permitted withdrawals or upon completion of its initial Business Combination or its liquidation, assuming there is cash available. For the three and nine months ended September 30, 2026, the Company accrued general and administrative services expenses of $60,000 and $180,000, respectively, that are included in formation and operating expenses on the unaudited condensed statements of operations, all of which remains outstanding as of such date under the Administrative Services Agreement. As of September 30, 2026, there is $300,000 included in accounts payable under the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required except as described in connection with the promissory note described below (such loans, the “Working Capital Loans”), which would be evidenced by promissory notes that would be repaid upon completion of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, if any, but no proceeds held in the Trust Account would be used to repay any Working Capital Loans. As of September 30, 2026 and December 31, 2025, except in connection with the note payable described below, there are no other amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of a promissory note dated December 31, 2024, which amount was increased to $300,000 on June 23, 2025 pursuant to an amendment to the promissory note, and may be further increased to $500,000 if the Company and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans under the promissory note are non-interest bearing, unsecured and are due on the date in which the Company consummates its initial Business Combination or on the date of its dissolution deadline, assuming there is cash available. At the closing of the Initial Public Offering, $150,000 of the outstanding principal balance under the promissory note was deemed to be repaid and settled in connection with the Sponsor’s purchase of Private Placement Units at a price of $10.00 per unit (such deemed repayment being attributed to the purchase of 15,000 Private Placement Units by the Sponsor) (see Note 4). As of September 30, 2026 and December 31, 2025, an aggregate of $4,963 remained outstanding against the promissory note. Outstanding amounts under the promissory note may be repaid upon the closing of the Company’s initial Business Combination out of the proceeds of the Initial Public Offering and sale of the Private Placement Units not held in the Trust Account.

Advances from Sponsor

As of December 31, 2024, the Sponsor advanced $25,000 which was allocated to the purchase of the Sponsor’s Founder Shares pursuant to that certain Founder Share Subscription Agreement, dated January 13, 2025, between the Company and the Sponsor, on such date. As of September 30, 2026 and December 31, 2025, there were no advances from the Sponsor remaining.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Representative Shares and Private Placement Units (and the securities comprising such units, as applicable, and any Class A ordinary shares issuable upon conversion of the Founder Shares) are entitled to registration rights pursuant to the registration rights agreements signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). Pursuant to the registration rights agreements, the Company agreed to file a registration statement covering the registration of these securities within 30 days from the date the Company completed its initial Business Combination (or such later date agreed upon by the Company, the Sponsor and Maxim). Further, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. Following the closing of the Initial Public Offering, the underwriters’ fully exercised the over-allotment option, which closed on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor, except such shares that were forfeited in connection with the purchase of Founder Shares by the at-risk capital investors.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 637,500 Class A ordinary shares issued and outstanding, which excludes 11,500,000 Class A ordinary shares subject to possible redemption as of September 30, 2026 and December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On January 13, 2025, the Sponsor received 3,833,333 of the Company’s Class B ordinary shares as Founder Shares in exchange for the settlement of $25,000 of advances from the Sponsor. On January 16, 2025, the Company repurchased the subscriber share at par value.  On June 30, 2025, the Sponsor forfeited 650,000 Founder Shares and at-risk capital investors purchased 650,000 Founder Shares for an aggregate purchase price of approximately $4,239, which resulted in the Sponsor owning 3,183,333 Founder Shares. Up to 500,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Following the closing of the Initial Public Offering, the underwriters fully exercised the over-allotment option on July 10, 2025. As such, no additional Founder Shares were forfeited by the Sponsor. As of September 30, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding. Only holders of the Founder Shares will have the right to vote on the appointment of directors and on any resolution to approve any transfer by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolutions required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company) prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of its shareholders except as otherwise required by law or the Articles. In connection with an initial Business Combination, the Company may enter into a shareholder agreement or other arrangement with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

NMP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT) (cont.)

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

In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) all Class A ordinary shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding private placement shares and shares issued to Maxim, the representative of our underwriters), (ii) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination) and (iii) minus any redemptions of Class A ordinary shares by public shareholders in connection with the initial Business Combination or certain amendments to our amended and restated articles of association prior to an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 5, 2026, the Company received an additional $100,000 under the promissory note with the Sponsor, which brought the total outstanding to $104,963 as of that date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We may pursue an initial business combination target in any business, industry and geographic location. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and our concurrent Private Placement, as well as the private placement of private placement units, shares, debt or a combination of cash, shares and debt, if needed. We will have up to 18 months from the closing of the Initial Public Offering, or until January 2, 2027, to consummate an initial business combination. We intend to hold a shareholder vote prior to such date to amend our amended and restated memorandum and articles of association (the “Amended Charter”) to extend the amount of time we will have to consummate an initial business combination to July 31, 2027, however, there are no assurances that such proposed extension will be approved. We may also hold additional shareholder votes at any time to amend our Amended Charter to further modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our shares issued in the Initial Public Offering if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity).

Following the closing of the Initial Public Offering and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements and/or to pay our income and franchise taxes, if any, subject to a limit of $300,000 in the aggregate, provided that all withdrawals may only be made from interest and not from the principal held in the Trust Account (collectively, “permitted withdrawals”)), to complete our initial business combination. During the nine months ended September 30, 2026, the Company withdrew $300,000 from the Trust Account as permitted withdrawals ($150,000 on June 17, 2026, and $150,000 on September 3, 2026). Except with respect to permitted withdrawals and/or to pay dissolution expenses, the proceeds from the Initial Public Offering and Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of our initial business combination; (b) the redemption of any of the public shares in connection with any vote on a proposed business combination in accordance with the provisions of our Amended Charter; (c) the repurchase of shares by means of a tender offer pursuant to the Amended Charter (d) the redemption of any of our public shares in connection with a shareholder vote to amend the Amended Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of its public shares if we do not consummate its initial business combination by January 2, 2027 (or such later date if extended), or (ii) with respect to any other provision relating to the rights of the holders of Class A ordinary shares or pre-initial business combination activity; and (e) the redemption of all of the Company’s public shares if it is unable to complete its business combination by January 2, 2027 (or such later date if extended), subject to applicable law and the provisions of the Amended Charter.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

Business Combination Agreement with GTS Holdings, LLC and Gibson Technical Services, Inc.

On September 4, 2026, we entered into a Business Combination Agreement, as amended on September 22, 2026 (the “Business Combination Agreement,” and the transactions contemplated thereunder, the “Business Combination”), with GTS Holdings, LLC, a Utah limited liability company (together with its successors, “GTS”), GTS Holdings, Inc., a Nevada corporation (“Pubco”), GTS Merger Sub I, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco, GTS Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco, Streeterville Capital, LLC, a Utah limited liability company and the sole equityholder of GTS (“Seller”), and Gibson Technical Services, Inc., a Georgia corporation and wholly-owned subsidiary of GTS (“OpCo”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, at the closing of the transactions contemplated thereby (the “Closing”), (i) GTS Merger Sub I will merge with and into us, with us surviving as a wholly-owned subsidiary of Pubco (the “NMP Merger”), and (ii) GTS Merger Sub II, LLC will merge with and into GTS, with GTS surviving as a wholly-owned subsidiary of Pubco (the “Company Merger” and, together with the NMP Merger, the “Mergers”). At the effective time of the Mergers (the “Effective Time”), each of our outstanding Class A ordinary shares, including those issued upon conversion of our Class B ordinary shares, will be converted into the right to receive one share of Pubco Class A common stock, and each of our outstanding rights will be converted into one-fifth (1/5) of one Class A ordinary share, with each resulting share converted into the right to receive one share of Pubco Class A common stock. The outstanding equity interests of GTS will be cancelled in exchange for the right to receive substantially equivalent securities of Pubco, subject to certain adjustments. Following the Closing, we and GTS will each be wholly-owned subsidiaries of Pubco, which is expected to become a publicly traded company.

The aggregate consideration to be delivered to the Seller as of the Effective Time (the “Merger Consideration”) will be a number of newly issued shares of Pubco Class A common stock, Pubco Class B common stock and Pubco Preferred Stock with an aggregate value equal to Four Hundred Million U.S. Dollars ($400,000,000) (the “Enterprise Value”) minus the sum of (i) the outstanding balance payable by OpCo to Seller under a secured promissory note (“Seller Secured Notes”) and an outstanding line of credit (“Seller Line of Credit”) immediately prior to the Effective Time, in an amount up to Eighty-Two Million Dollars ($82,000,000), plus (ii) any additional amounts advanced by Seller to Pubco or OpCo under the Seller Line of Credit following the date of the Business Combination Agreement and prior to the closing (the amounts under (i) and (ii) collectively, the “Retained Seller Debt Value”) (the difference being the “Equity Consideration Value”), consisting of (i) newly issued shares of Pubco Class A Common Stock equal to the quotient obtained by dividing (x) ninety-five percent (95%) of the amount equal to the Equity Consideration Value minus Seventy-Five Million U.S. Dollars ($75,000,000) (the “Pubco Common Stock Consideration”) by (y) Ten Dollars ($10.00), (ii) newly issued shares of Pubco Class B Common Stock equal to the quotient obtained by dividing (x) five percent (5%) of the amount equal to the Pubco Common Stock Consideration by (y) Ten Dollars ($10.00), and (iii) Seventy-Five Thousand (75,000) newly issued shares of Pubco Preferred Stock, calculated by dividing Seventy-Five Million U.S. Dollars ($75,000,000) by One Thousand Dollars ($1,000).

The consummation of the Business Combination remains subject to shareholder approval and other customary closing conditions. In addition, although redemptions by our public shareholders if any, will reduce the amount of cash available to the combined company following the closing, the combined company is not expected to depend upon the proceeds remaining in the Trust Account. The closing of the Business Combination is not conditioned upon the availability of a minimum amount of cash from the Trust Account or the receipt of additional third-party financing. It is currently expected that existing liquidity and internally generated cash flows from the business of the combined company post-closing will be sufficient to support ordinary-course working capital requirements.

There can be no assurance that the Business Combination will be consummated within the applicable Combination Period set forth in the Amended Charter, as it may be extended from time to time, or at all.

For more information on the Business Combination Agreement and the Business Combination contemplated thereunder, see “Note 1 – Description of Organization and Business Operations and Going Concern – Business Combination Agreement.” Further, a comprehensive discussion of risks related to the proposed business combination with GTS, including with respect to any potential conflicts of interest among the parties involved, and the business of GTS and its subsidiaries will be included in the registration statement on Form S-4 to be filed with the SEC in connection with the proposed business combination.

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

For the three and nine months ended September 30, 2026, we had net income of $633,497 and $1,995,180, respectively, which is comprised of $1,088,861 and $3,167,179, respectively, of investment income on investments held in the Trust Account less $455,364 and $1,171,999, respectively, of operating costs.

For the three and nine months ended September 30, 2025, we had net income of $971,953 and $838,497, respectively, which is comprised of $1,163,000 and $1,163,000, respectively, of investment income on investments held in the Trust Account less $191,047 and $324,503, respectively, of operating costs.

Investment income on investments held in the Trust Account decreased by $74,139 for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower yields on U.S. Treasury securities, and increased by $2,004,179 for the nine months ended September 30, 2026 compared to the corresponding period in 2025, because the Trust Account was not funded until July 2, 2025. The increase in operating costs of $264,317 and $847,496 for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 was primarily attributable to legal, accounting and due diligence costs incurred in connection with the negotiation and execution of the Business Combination Agreement and, for the nine-month period, a full period of public company and administrative services costs following our July 2025 Initial Public Offering.

Liquidity and Capital Resources

As of September 30, 2026, the Company had a cash balance of $16,965 and a working capital deficit of $485,706. Further, Next Move Capital LLC, the Company’s sponsor (the “Sponsor”), has agreed to loan up to $300,000 to cover organizational, offering-related and post-offering expenses, which amount may be increased to $500,000 if we and our Sponsor agree. These loans are evidenced by a promissory note dated December 31, 2024, as amended on June 23, 2025 (as amended, the “Note”). Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by the Sponsor and loans from our Sponsor. As of the date of this filing, there is an aggregate of $104,963 outstanding under the Note.

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

Subsequent to the IPO closing, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units occurred on July 10, 2025. As a result, we sold an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the full exercise of the underwriters’ over-allotment option, we completed the private sale of 7,500 Private Placement Units to the Sponsor, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $75,000.

Transaction costs amounted to $5,457,575, consisting of $537,500 of cash underwriting fees, $4,600,000 of fair value of shares issued to the designee of the representative of the several underwriters, and $320,075 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of permitted withdrawals and dissolution expenses, to satisfy transaction expenses associated with the Business Combination and as working capital to finance the operations of the combined company. The Business Combination is structured as an all-stock transaction, and the closing of the Business Combination is not subject to any minimum cash or third-party financing condition (see “Note 1 – Description of Organization and Business Operations and Going Concern – Business Combination Agreement” for more information on the terms of the Business Combination Agreement and related proposed Business Combination).

We will use the funds held outside of the Trust Account and other sources of available capital, including borrowings under the Note and any additional loans, and amounts of interest earned on the Trust Account that may be released to us as permitted withdrawals, primarily to fund expenses associated with the Business Combination, including legal, accounting, financial advisory, regulatory and other transaction-related expenses, as well as expenses associated with satisfying our financial reporting obligations and other general corporate purposes, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We expect our primary liquidity requirements over the next 12 months to include fees and expenses associated with satisfying our financial reporting obligations; legal, accounting, due diligence, travel and other expenses associated with the consummation of the transactions contemplated by the Business Combination Agreement, and general working capital that will be used for miscellaneous expenses, general corporate purposes, liquidation obligations. If we are unable to consummate the Business Combination within the applicable Combination Period set forth in the Amended Charter, as it may be extended from time to time, we may also incur expenses associated with our liquidation and dissolution.

We expect to satisfy our liquidity requirements prior to the consummation of the Business Combination with cash on hand and additional loans from our Sponsor or its affiliates, if necessary. As of September 30, 2026, we had withdrawn the full $300,000 of interest earned on the Trust Account that is permitted to be released as a permitted withdrawal for working capital purposes. If our available funds are insufficient to satisfy our operating expenses and transaction-related obligations prior to the consummation of the Business Combination, we may need to obtain additional financing from our Sponsor, its affiliates or other sources. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Any inability to obtain sufficient funding could adversely affect our ability to satisfy our obligations and consummate the Business Combination.

For the nine months ended September 30, 2026, cash used in operating activities was $636,282, which consisted of net income of $1,995,180, decreased by non-cash interest earned on investments held in the Trust Account of $3,167,179 and increased by changes in operating assets and liabilities of $535,717.

For the nine months ended September 30, 2025, cash used in operating activities was $451,394, which consisted of net income of $838,497, decreased by non-cash interest earned on investments held in the Trust Account of $1,163,000 and by changes in operating assets and liabilities of $126,891.

For the nine months ended September 30, 2026, cash provided by investing activities was $300,000, which consisted of a withdrawals from the Trust Account permitted to fund working capital requirements.

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

Going Concern Consideration

At September 30, 2026, the Company had cash of $16,965 and a working capital deficit of $485,706.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 2, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond January 2, 2027, however, in accordance with the terms of the Amended Charter, the Company intends to seek approval from its public shareholders to amend the Amended Charter to extend the business combination deadline to July 31, 2027, however, there are no assurances that such approval will be received. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the unaudited condensed financial statements included in this report. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Refer to “Note 5 – Related Parties” in the unaudited condensed financial statements contained elsewhere in this report.

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

The Sponsor agreed to loan up to $100,000 to the Company pursuant to the terms of the Note, which amount was increased to $300,000 on June 23, 2025, pursuant to an amendment to the Note, and may be further increased to $500,000 if we and the Sponsor agree, to cover organizational, offering-related and post-offering expenses. These loans underlying the Note are non-interest bearing, unsecured and are due on the date in which we consummate our initial business combination or on the date of its dissolution deadline, assuming there is cash available. As of September 30, 2026, we owed $4,963 to the Sponsor under the Note. Subsequent to the end of the period covered by this report an additional $100,000 was advanced by the Sponsor under the Note for an aggregate of $104,963 outstanding under the Note as of the date of this filing.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we have not identified any critical accounting policies or estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus, dated June 30, 2025,of our Form 10-K, and of our Definitive Proxy Statement, as filed with the SEC on November 6, 2026 (the “Proxy Statement”), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Prospectus, the Form 10-K, and the Proxy Statement other than as set forth below.

We are seeking to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on the Company and its Nasdaq listing.

We are seeking shareholder approval to extend the Combination Period by amending our Amended Charter. In such event, our public shareholders will be provided the opportunity to have all or a portion of their public shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

Although we are seeking shareholder approval to extend the Combination Period we have to consummate our initial business combination, we may decide to no longer seek such approval, in which case we would redeem our public shares, and the rights may be worthless.

We have until the end of the Combination Period, or such earlier date as our board of directors may approve, to consummate our initial business combination, and we are seeking shareholder approval to extend the Combination Period by amending our Amended Charter to extend the date by which we must consummate our initial business combination to July 31, 2027. In connection with seeking shareholder approval for such extension, holders of Class A ordinary shares would be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law. In addition, there can be no assurance that we will receive such shareholder approval prior to the end of the Combination Period.

If we are unable to consummate our initial business combination within the applicable Combination Period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights may be worthless.

There can be no assurance that the proposed business combination with GTS Holdings, LLC and Gibson Technical Services, Inc. will be consummated on the terms or timeline currently contemplated, or at all.

On September 4, 2026, we entered into a Business Combination Agreement with GTS Holdings, LLC (“GTS”), Gibson Technical Services, Inc. and certain other parties, as more fully described in our Current Report on Form 8-K filed with the SEC on September 8, 2026, which Business Combination Agreement was amended on September 22, 2026. For more information see “Note 1 – Description of Organization and Business Operations and Going Concern – Business Combination Agreement.” The proposed business combination is subject to numerous risks and uncertainties, including risks related to the satisfaction of closing conditions, receipt of required shareholder approvals, the level of redemptions by our public shareholders, and risks specific to the business of GTS. There can be no assurance that the proposed business combination will be consummated on the terms or timeline currently contemplated, or at all.

A comprehensive discussion of risks related to the proposed business combination with GTS and the business of GTS and its subsidiaries will be included in the registration statement on Form S-4 to be filed with the SEC in connection with the proposed business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Use of Proceeds

On July 2, 2025, we consummated the Initial Public Offering of 10,000,000 Units, at a purchase price of $10.00 per Unit, generating proceeds of $100,000,000. Subsequently, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units closed on July 10, 2025, generating gross proceeds of $15,000,000. Maxim Group LLC acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-286985) (as amended, the “Registration Statement”). The Registration Statement was declared effective on June 30, 2025.

Following the closing of the Initial Public Offering and over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units (including the Over-Allotment Option Units) in the Initial Public Offering and the Private Placement were placed in the Trust Account.

Any funds remaining in the Trust Account, net of permitted withdrawals, and following the completion of our initial business combination, the payment of redemptions, and related transaction expenses will be available for working capital and other general corporate purposes of the combined company.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds have been used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as is described in the Prospectus or in the Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
2.1*†	Business Combination Agreement, dated as of September 4, 2026, by and among NMP Acquisition Corp., GTS Holdings, Inc., GTS Merger Sub I, GTS Merger Sub II, LLC, GTS Holdings, LLC, Streeterville Capital, LLC and Gibson Technical Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2026).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 22, 2026, by and among NMP Acquisition Corp., GTS Holdings, Inc. and GTS Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2026).
3.1	Amended and Restated Memorandum and Articles of Association, dated June 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025).
4.1	Rights Agreement, dated June 30, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025).
4.2	Form of the Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock of GTS Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2026).
10.1*	Form of Management Lock-Up Agreement, by and among GTS Holdings, Inc., NMP Acquisition Corp. and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2026).
10.2*	Form of IPO Underwriters Lock-Up Agreement, by and among GTS Holdings, Inc., NMP Acquisition Corp. and the holders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2026).
10.3†	Insider Letter Amendment, dated as of September 4, 2026, by and among NMP Acquisition Corp., Next Move Capital LLC, GTS Holdings, Inc., GTS Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2026).
10.4	Form of Subscription Agreement Amendment, by and among NMP Acquisition Corp., Next Move Capital LLC, GTS Holdings, Inc., GTS Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2026).
10.5†	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 8, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.
†	Certain personally identifiable information has been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	NMP Acquisition Corp.

	By:	/s/ Melanie Figueroa
Melanie Figueroa
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Nadir Ali
Nadir Ali
Chief Financial Officer and Director (Principal Financial and Accounting Officer)